Form 10KSB
period 2001-12-31
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2002-04-16
CIK 1133505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ___________ to _______________

                        Commission file number 333-55098*

                             GLOBAL EXPRESS CAPITAL
                       REAL ESTATE INVESTMENT FUND I, LLC
             (Exact name of registrant as specified in its charter)

                Nevada                                 88-0480840
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or organization)

8540 South Eastern Avenue, Suite 200, Las Vegas, Nevada        89123
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 702-794-4411

Securities registered under Section 12(b) of the Act:

     Title of each class       Name of each exchange on which registered

            None                             Not Applicable


Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Registrant's revenues for its fiscal year ended December 31, 2001: $0.

     The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2001 was approximately $0. There is no established public trading market for the registrant's units.

     The registrant had no (0) units of membership interest outstanding as of April l2, 2002.

*(Registration Statement on Form S-11 first declared effective on October 4, 2001, as amended on January 17, 2002)


                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

ITEM 1. DESCRIPTION OF BUSINESS.

General

     Global Express Capital Real Estate Investment Fund I, LLC ("Global Express Fund") was organized on November 21, 2000 as a Nevada limited liability company for the purpose of making or purchasing entire or fractional interests in mortgage loans or deeds of trust. We will invest in loans secured by whole or partial interest in first or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential or commercial real estate. Our existence will terminate on December 31, 2016, unless earlier dissolved or terminated in accordance with our Amended and Restated Operating Agreement, dated as of July 20, 2001 ("Operating Agreement") or as otherwise provided by law or by amendment to our Operating Agreement.

     On October 4, 2001, our Registration Statement on Form S-11, as amended on January 17, 2002, became effective with the Securities and Exchange Commission for the initial public offering of up to 100,000 units of ownership interest at $1,000 per unit (the "Offering"). We must receive a minimum of $1,500,000 from investors before we can begin operation and make or acquire mortgage loans. No investor will be deemed to be a unit holder of Global Express Fund until the $1,500,000 minimum is received and transferred out of escrow into Global Express Fund's account. The rights, duties and powers of our unit holders will be governed by our Operating Agreement, unless otherwise provided by law.

     Our Manager is Conrex Financial International, Inc., a Nevada corporation qualified to do business in Nevada under the name Global Express Capital Mortgage ("Manager" or "Global Express Capital Mortgage"). Our investment decisions are made by Connie S. Farris who has substantial prior experience in the mortgage industry.

Business

     General Standards for Mortgage Loans

     Global Express Fund will engage in the business of making or purchasing entire or fractional interests in acquisition, development, construction, and bridge or interim loans. These loans will be secured by first or second deeds of trust or first or second mortgages on undeveloped land, single and multiple family residential units or developments and commercial buildings or developments, either existing or under construction, located in the United States.

     Generally, we will invest in mortgage loans having terms of one to three years and we will not invest in mortgage loans with a maturity of more than three years for any loan term, although we may extend the term. No single mortgage loan is expected to exceed 20% of the face amount of the pool. In addition, no more than 30% of the face amount of the pool will be made to any one borrower.

     Borrowers may request an extension of the repayment term on a mortgage loan. If our Manager deems the extension to be in the best interest of the unit holders, it may grant the extension for a fee, typically 1% of the principal balance on the mortgage loan for a 90 day extension. If a payment on a mortgage loan is made after the due date, the borrower will be required to pay a late fee, typically equal to 10% of the total amount of the payment. Unit holders will receive all of the late fees and extension fees based upon their pro rata share of such fees at the time they are earned.

     Mortgage loans will not be insured or guaranteed by any governmental agency or private mortgage insurance company. Mortgage loans are expected to be selected for investment pursuant to the guidelines set forth below. These guidelines were designed to set standards for the quality of the real property security given for the loans.

     1. Priority of Deeds of Trust or Mortgages. Mortgage loans will be secured by first or second deeds of trust or first or second mortgages that encumber the property which the loan proceeds are being used to acquire, develop, construct or otherwise finance. We will use either a deed of trust or mortgage to create our security interest depending on state law and practice.

     2. Geographic Area of Lending Activity. We will make loans secured by property predominantly located in Nevada, California, Arizona, Texas and Florida.

     3. Loan-to-value Ratios. The amount of our mortgage loans, whether secured by first or second deeds of trust or first or second mortgages, together with the principal balance of any senior loan, generally will not exceed the following percentages, based on the appraised value of the security property as determined by an independent written appraisal at the time the loan is made.

                                                              MAXIMUM LOAN-TO-
                                                            VALUE RATIO (SUBJECT
                                                             TO INCREASE BY THE
TYPE OF PROPERTY/LOAN                                              MANAGER)
----------------------------------------                    --------------------

Residential units or Subdivisions (loans to land developers
and residential builders)................................................... 75%

Commercial Property (including, but not limited to,
multi-unit residential property, office buildings,
industrial and warehouse facilities, retail stores, shopping centers, motels, self-storage facilities, senior housing,
special purpose and gaming facilities)...................................... 75%

Unimproved Land............................................................. 60%

     These loan-to-value ratios may be increased if, in the sole discretion of our Manager, a given loan is supported by credit adequate to justify a higher loan-to-value ratio or if mortgage insurance is obtained; however, we do not anticipate obtaining or requiring the borrowers to maintain mortgage insurance. In addition, the maximum loan-to-value ratio for unimproved land may be increased, in our Manager's discretion, to 75% if the unimproved land is already entitled (e.g., a final subdivision map has been recorded on the land), a tentative map has been approved for the unimproved land, or our Manager believes that the borrower is likely to secure key entitlements. Appraisals and loan-to-value ratios on construction or development projects may be determined on an as completed basis (i.e., the value of property as determined by the appraiser assuming that all of the improvements for which the loan is being sought are completed) or from a pro forma or projected income and expense statement, rather than using the actual cost to determine the appraised value and the loan to value ratio. Finally, the foregoing loan-to-value ratios will not apply to purchase money financing that we offer to sell any real estate that we acquire through foreclosure or to refinance a delinquent loan. In such cases, we intend to accept any reasonable financing terms that our Manager deems to be in the best interest of our unit holders, in its sole discretion.

     We will receive an appraisal for each property on which we make a mortgage loan. Generally, our Manager will retain appraisers certified by the American Institute of Real Estate Appraisers (M.A.I. or S.R.E.A. designation), although appraisers holding other credentials (e.g., who meet the minimum qualifications prescribed by local laws or are of the type generally used by commercial lenders in the state the property is situated) may be used with respect to some mortgage loans. Our Manager will review each appraisal report.

     4. Terms of Loans. Mortgage loans will have a term ending no more than 36 months, although we may extend the term. Most of our loans will require the borrower to pay only interest during the loan term. Therefore, the borrower will have to repay the entire principal of the loan at the end of the term. Payment of all or a significant portion of the principal loan is called a "balloon payment." Many borrowers do not have funds sufficient to make this balloon payment and consequently, must refinance or sell the underlying property. There can be no assurance that the economics of the project at the end of the term or general market conditions will provide the opportunity for refinancing or sale.

     5. Escrow Conditions. Mortgage loans will be funded through an escrow account handled by either a qualified title insurance or escrow company or other qualified company performing similar functions. The escrow agent will be instructed not to disburse any funds out of the escrow for a mortgage loan until:

     (a) Satisfactory title insurance coverage has been obtained for the loan, naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of the deed of trust or mortgage, and does not insure against loss by reason of other causes, such as diminution in the value of the property, over-appraisals, or borrower's default.

     (b) Satisfactory fire and casualty insurance, naming us as loss payee in an amount at least equal to the principal amount of our loan has been obtained for all loans. Fire insurance will not be required where a loan is secured by unimproved land.

     6. Absence of Mortgage Insurance. Our Manager does not intend to arrange for mortgage insurance which would afford some protection against loss if we foreclosed on a loan and there was insufficient equity in the property to repay all sums owed.

     7. Global Express Fund as Payee. For loans that we make by ourselves, all loan documents, such as the notes, deeds of trust and mortgages, will name Global Express Fund as payee and the insurance policies will name Global Express Fund as loss payee and additional insured. We will not write loans in the name of our Manager or any other nominee. When we purchase loans or contribute loans in exchange for units, the loans will be written in the name of the original lender or investor. Such loans will be assigned to Global Express Fund when they are purchased or contributed.

     8. Loan Participation. We may purchase fractional interests in a mortgage loan (sometimes referred to as a loan participation), so long as such loan is not in default and the loan meets our lending criteria. We may participate in the funding of new loans by Global Express Fund with another mortgage fund or investment vehicle that our Manager or its affiliates have formed or manage, or with other investors that are clients of our Manager or its affiliates (collectively, "Related Investors") or with unrelated persons. If we participate in funding a new loan with Related Investors, then we and the Related Investors shall have interests in that loan in proportion to the amounts we and they have funded.

     9. Pre-existing Loans. Pre-existing mortgage loans or fractional interests therein, that are secured by first or second deeds of trust or first or second mortgages may be purchased from third parties or from our Manager and its affiliates. Any such loan must not be in default and must satisfy our lending guidelines. Our Manager will sell to obtain the best terms for Global Express Fund in purchasing mortgage loans. Depending on changes in interest rates since the organization of the loans and other market factors, the purchase price may not be equal to the then outstanding principal balance of the loan, together with accrued but unpaid interest or a proportionate share of the loan balance with respect to the purchase of a fractional loan interest.

     10. Contributions of Loans. At the sole discretion of our Manager, investors in our Offering may be allowed to contribute entire or fractional interests in pre-existing loans that are secured by first or second deeds of trust or first or second mortgages in exchange for units. Any such loans that are contributed to us shall not be in default at the time of contribution and shall satisfy the foregoing lending guidelines. The number of units given to an investor in exchange for such a contribution shall be equal to the loan balance (or a proportionate share of the loan balance with respect to the contribution of a fractional loan interest) rounded down to the nearest thousand dollars. Such contributions may entitle the investor to receive a higher number of units.

     11. Leasehold Financing. Mortgage loans may be secured by first and/or second deeds of trust or first or second mortgages encumbering leasehold interests in undeveloped land and residential and commercial developments located in the United States. In leasehold loans, the borrower does not own the land, but rather has the right to occupy and develop the land under a long-term ground lease with the owner of the land.

     In addition, we may invest in or purchase loans made to our Manager and its affiliates that are determined to be suitable for our loan portfolio and on terms no more favorable to our Manager or its affiliates than to other borrowers. We do not intend to (i) invest in the securities of other real estate companies or other issuers for the purpose of exerting control or for any other purpose, except for the making or acquisition of mortgage loans in the ordinary course of our business, (ii) underwrite securities of other real estate funds, real estate companies or any other issuers, (iii) sell any of the mortgage loans or the related property unless we acquire a property in a foreclosure proceeding and (iv) purchase or otherwise re-acquire our units.

Use of Loan Funds

     The application by the borrower of the proceeds of the mortgage loan we make or acquire will depend on the nature of the project. The proceeds may be used to fund the acquisition of raw land for development or for land that is already improved. We will make some of our loans to permit borrowers to acquire properties held by banks after foreclosure. The mortgage loans may also be used to pay development costs, such as costs to secure permits and entitlements, resolve land use issues and secure utility services, architects' and engineers' fees and expenses, and other costs needed to prepare the property for the construction of improvements. In addition, the mortgages loans may be used to pay for infrastructure improvements, such as grading, roads, sewers, sidewalks, lights and utility conduits or pay costs. Finally, the proceeds may be utilized to construct homes or commercial buildings in developments.

     Costs for infrastructure or building improvements may include both hard costs, which are actual cost of the labor and materials, as well as soft costs, such as general contractor fees, insurance, and legal fees. Additionally, some mortgage loans will contain interest reserves so that the amount of the loan will be sufficient to fund the acquisition, development or construction and pay the interest due under the loan from loan inception until loan maturity.

     The mortgage loans we make or acquire may include interim loans that are made to a real estate developer or investor on a short-term basis until they can finance the real estate project with an institutional lender.

Loan Repayment

     Depending on its nature and purpose, a mortgage loan may be repaid from the sale, lease or refinancing of the real property securing it or from other sources. Land development loans (typically, loans used to finance the cost of entitling and subdividing land) are generally repaid from the sale of the entitled, subdivided land to other developers or homebuilders. Construction loans to residential homebuilders are typically repaid from the sale of the completed homes. Construction loans to commercial developers are typically repaid either from a sale or refinancing of the project. Bridge loans can be repaid from the sale or refinancing of the property or from other sources of funds to which the borrower has access.

Credit Evaluations

     Our Manager may consider the income level and general creditworthiness of a borrower to determine a borrower's ability to repay the mortgage loan according to its terms. The key consideration, however, is whether the appraised value of the property is sufficient to satisfy the loan-to-value ratios as described above. Therefore, we may make loans to borrowers whose principals are in default under their other obligations or who do not have sources of income that would be sufficient to qualify for loans from other lenders. Most of our borrowers have no significant assets other than the real property securing our loan. If a principal of the borrower personally guarantees the loan, the general creditworthiness of the guarantor will be considered. Repayment of any loan will generally come from the proceeds of the sale or refinancing of the property, not from the resources of the borrower or a guarantor. Our Manager will exercise its business judgment in deciding which mortgage loans will require a guarantee.

     If a borrower is unable to repay a mortgage loan at maturity (e.g., if the sale or refinancing of the property does not generate sufficient proceeds to repay the loan, the borrower defaults under the loan, or we foreclose on and subsequently sell the property and the sales proceeds are inadequate to repay the loan and costs of foreclosure), we may be precluded from seeking the deficiency from the borrower, either because the loan is a non-recourse loan or due to the effect of certain legal protections afforded to borrowers generally. If the loan is guaranteed, the guarantor may be able to raise legal defenses that may be available to guarantors generally that would impair our ability to seek a deficiency from the guarantor.

Sale of Loans

     We will invest in mortgage loans for investment purposes and do not expect to engage in real estate operations in the ordinary course of business, except as may be required if we foreclose and take over ownership and management of the property. We also do not intend to invest in loans primarily for the purpose of reselling them in the ordinary course of business. We may sell mortgage loans (or fractional interests therein) when our Manager decides that it is advantageous to do so, based upon then-current interest rates, the length of time that we have held the loan and our overall investment objectives.

Loan Servicing

     Our Manager will be responsible for the servicing of the mortgage loans. In fulfillment of its responsibilities, our Manager will, directly or through contracted parties, make construction loan disbursements, invoice interest, principal and other charges, collect payments and perform other loan administration services. Our Manager will be entitled to contract with third party service providers to assist it in loan servicing provided that such third party service providers charge competitive fees for their services. Our Manager will pay for loan servicing activities, except for delinquent loans.

     Interest on mortgage loans is paid in arrears with respect to the preceding 30-day period. Borrowers are instructed to mail checks or money orders to us for deposit in our accounts to be maintained at one or more financial institutions selected by our Manager. When a late payment is received, the borrower will be required to pay a late fee which is usually calculated as a percentage of the contractual monthly payment amount.

     If a loan becomes delinquent, the range of responses that our Manager may take will vary depending on the nature of the default and the circumstances existing at that time. These responses can include, without limitation, granting additional cure periods to the borrower, requiring the borrower to contribute additional funds to the project, refraining from funding future phases of construction, replacing the borrower with an independent construction manager to supervise the completion of the project, seeking to appoint a receiver to oversee the completion of the project, foreclosing non-judicially under the mortgage or deed of trust, if permitted under state law, taking such other enforcement actions as are typically undertaken by commercial lenders in the state that governs the enforcement action, negotiating and accepting a deed in lieu of foreclosure, or commencing legal action against the borrowers or against any guarantors of the loan. Our Manager may also forgive debt or modify the economic terms of the loan by changing the interest rate, extending the maturity date or altering the principal or interest payment obligations if it believes such actions are advisable under the circumstances. The costs of collecting payments on such delinquent loans, including legal fees, reduce the eventual recovery and return to our unit holders.

Our Manager

     Our Manager is incorporated in the State of Nevada under the name Conrex Financial International, Inc. and conducts business in Nevada under the name Global Express Capital Mortgage. Global Express Capital Mortgage was formed in August 1999 by Connie S. Farris, its sole officer and principal stockholder. Global Express Capital Mortgage offers its investors the opportunity to invest in mortgage loans that finance the construction of individual single family residences in Las Vegas, Nevada.

     As our Manager will manage and controls our affairs and have the responsibility and final authority in almost all matters affecting our business. We do not have our own employees or officers and the employees of our Manager carry out our operations with their employees at their offices. The duties of our Manager will include, without limitation:

          o    dealings with members;

          o    accounting, tax and legal matters;

          o    communications and filings with regulatory agencies;

          o evaluating and choosing the mortgage loans in which we will invest in accordance with our lending standards and policies;

          o deciding what agreements we will enter into and whether we will enter into joint ventures with other companies to invest in mortgage loans;

          o originating, servicing and managing our mortgage loan investments; and

          o    managing our other operations, if any.

Prior Experience of Our Manager

     Our Manager, Global Express Capital Mortgage, was formed in August 1999; however, it did not actively start doing business until September 2000. Our Manager, along with its predecessors, specializes in the brokerage of home mortgage and private investment loans for construction and commercial projects. Our Manager holds a privileged mortgage broker's license in Nevada.

     Our Manager obtains borrowers through approved advertisements, referrals and repeat business, and obtains investors interested in funding the loan in the same manner. It then matches the two together in compliance with Nevada law. Our Manager obtains a loan and then processes the application. When processing a loan, our Manager will:

          o    order and review a property title search,

          o    perform a property inspection,

          o    obtain an appraisal which is reviewed for reasonableness, and

          o perform credit underwriting through borrower interviews, credit reports and review of borrower and principals' financials.

     Our Manager will operate Global Express Fund, at its own expense, and pay all expenses of our operation, including, without limitation, servicing of loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns.

     Our Manager acts as a mortgage broker originating many separate loans, each of which is separately funded by institutions and individuals. In contrast, we will be the party investing in loans with our own funds. Our assets will be a pool of loans, the distributions from and proceeds of which will be passed through unit holders. The assets of our Manager are primarily receivables in the form of evaluation, processing, origination and servicing fees.

     Since September 2000, our Manager has acted as mortgage brokers for the investment of mortgage notes by approximately 400 investors in approximately 51 loans, approximating $17,831,000 as of November 30, 2001. Our Manager services all loans funded.

     The properties securing these loans can be subdivided as follows:


                                                        AGGREGATE
           PROPERTY TYPE                             AMOUNT INVESTED
---------------------------------------              ---------------

RESIDENTIAL.............................................. 90%
COMMERCIAL............................................... 10%

None of the loans closed as of December 31, 2001 by our Manager have gone into default or foreclosure.

     Global Financial, Inc. was a Nevada corporation formed on June 27, 1989. On August 31, 2000, Global Financial was dissolved in connection with a merger transaction. Global Financial acted as mortgage brokers for the investment of residential home loans, equity loans, commercial loans, and private loans. From January 1, 1998 until August 31, 2000, Global Financial acted as mortgage brokers for the investment of mortgage notes by approximately 400 investors and approximately 1,032 loans, approximating $133,290,000.

     The information on prior performance of our Manager and Global Financial Inc. is presented as background information only. Investors in our Offering will have no right in, and no obligations with respect to, such investments. It should not be assumed that we will experience results comparable to that of our Manager or Global Financial. Performance will vary from time to time and past results are not necessarily representative of future results. Each investment is unique and various factors can influence the performance of such investments, including geographic location, market fluctuations and variations in operating expenses.

Employees

     As of December 31, 2001, we do not have our own employees. The employees of our Manager carry out our operations with their employees. As of December 31, 2001, our Manager employed 17 persons. We will employ so many of our Manager's employees as is necessary to conduct our business.

Competition

     Our competitors consist primarily of conventional mortgage lenders and mortgage loan investors including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and our Manager compete including, but not limited to, The Vestin Group in Las Vegas, Nevada, have substantially greater financial, technical and other resources than either Global Express Fund or our Manager. There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. There is no dominant competitor in this sector. No particular competitor dominates the market. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investments in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage investments as we would otherwise obtain, which would affect our revenues and the distributions made to our unit holders.

Regulations

     We will acquire mortgage loans secured by properties primarily located in the States of Nevada, California, Arizona, Texas and Florida, some of which are states in which the principals of our Manager have conducted real estate business. These states do not require us to be licensed as a mortgage lender or mortgage broker to acquire loans that are made by a company duly licensed to make mortgage loans. Our Manager and its affiliates intend to be properly licensed in all states where they will originate mortgage loans. We will acquire mortgage loans from our Manager and its affiliates. Global Express Fund does not presently intend to be licensed to make mortgage loans. When we acquire or service loans we will be subject to many of the same rules and regulations that govern the activities of lenders and when our Manager has made these loans it will be subject to these rules and regulations. These normally impact, among other things, the types of advertising and other marketing efforts a lender can use to solicit borrowers, the interest that can be charged and the manner in which loans are closed and serviced. We and our Manager will undertake efforts to comply with all applicable rules and regulations that govern our acquisition or our Manager's making of mortgage loans in each state. Global Express Fund or our Manager's failure to comply with these rules and regulations, or the assertion by a state that we are required to be licensed, could impact Global Express Fund's ability to acquire or enforce its loans in that state, thereby reducing the possible return to our unit holders.

     Our Manager is licensed to broker mortgage loans in Nevada and is subject to rules and regulations governing the activities of mortgage brokers. These normally impact, among other things, the types of advertising and other marketing efforts a mortgage broker can use to solicit borrowers and the manner in which loans are closed. Our Manager conducts its real estate mortgage business under a "privileged" mortgage broker's license in the State of Nevada. As a licensed mortgage broker in this state, our Manager is subject to on site examinations by the financial institutions division of the State of Nevada, which also reviews its advertising, mandates strict record maintenance, and reviews its financial reporting, including its financial statements and monthly activity reports. Our Manager will undertake efforts to comply with all applicable rules and regulations in each state where it conducts business. An assertion by any of the states that our Manager has failure to comply with these rules and regulations could adversely impact on our Manager's ability to conduct its business, including its management of Global Express Fund.

     State laws impose restrictions on the maximum interest that may be charged on our loans. The potential penalties for violation of the usury law in different states include restitution of actual usurious interest paid by the borrower, damages in an amount equal to three times the interest collected by the lender and forfeiture of the entire loan. Under California law, a loan arranged by a licensed California real estate broker will be exempt from applicable California usury provisions. Since a licensed real estate broker will arrange our loans, our loans should be exempt from applicable state usury provisions. Nevertheless, unintended violations of the usury statutes may occur. In such an event, we would incur a substantial loss and unit holders would lose a portion of their investment.

Additional Risks

     An investment in Global Express Fund is subject to significant risks including, without limitation, the following:

o There is no public market for the resale of the units and we do not expect one will ever develop. Also, the sale and transfer of the units is severely restricted and therefore, must be prepared to forego the use of the invested funds until we return their investment.

o We have no operating history or assets. We completely rely on our Manager, its employees and facilities, and our Manager has no prior experience in managing a real estate fund. Unit holders will have limited voting rights and no opportunity to evaluate the terms of mortgages, the real property that is our collateral or other financial data concerning our loans and therefore you must be prepared to rely heavily upon our manager to manage Global Express Fund. Also our Manager can dissolve Global Express fund at any time and Unit holders could lose a significant part of their investment.

o We may invest a substantial portion of the proceeds of our Offering in loans made for the construction of property and if the value of the properties serving as collateral for our loans is reduced, the borrower's ability to repay the loans would be reduced, which may delay or reduce the Unit holders' return. Any defaults on our loans may decrease our revenues and distributions to Unit holders.

o Our mortgage loans will be secured by properties in primarily five states and therefore any economic downturn in these states or in the type of property may significantly delay or reduce the return of the Unit holders' investment.

o Our underwriting standards and procedures may be more lenient than conventional lenders which may create additional risks to the Unit holders' return. Also, we generally do not spend more than 30 days assessing the character and credit history of our borrowers which may create a greater risk of default by our borrowers.

Conflicts of Interest

     Certain relationships exist among Global Express Fund, our Manager and Global Express Securities, our affiliated broker-dealer, and the officers, directors and other affiliates of our Manager and Global Express Securities which could result in conflicts of interest, including the following:

o Our Manager and its officers, directors and affiliates are engaged in business activities involving real estate lending and expect to engage in additional business activities which may be competitive to us and also arrange for the origination or purchase of mortgage loans for other clients. Accordingly, our Manager and its affiliates may have conflicts of interest in allocating management time and mortgage loan opportunities between itself, us and other clients.

o Our Manager and its affiliates will sell us the mortgage loans or receive a commission as a broker for the loans, which could result in our Manager selecting loans that have a higher interest rate and greater risk.

o Our Manager and its affiliates will receive substantial fees in connection with this offering and our ongoing operations.

ITEM 2. DESCRIPTION OF PROPERTY.

     As of December 31, 2001, we do not have our own facilities. We share office space with our Manager at 8540 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123; tel. number 702-794-4411. The offices consist of approximately 8000 square feet of which approximately 2000 square feet will be utilized for Global Express Fund operations. Our Manager holds a 5- year lease for the facility which expires in April 1, 2006. The lease provides for an annual payment of $11,500.00.

     We will make or purchase entire or fractional interests in acquisition, development, construction, and bridge or interim loans. These loans will be secured by first or second deeds of trust or first or second mortgages on undeveloped land, single and multiple family residential units or developments and commercial buildings or developments, either existing or under construction, located in the United States. See Item 1. "Description of Business." As of December 31, 2001, we have not made or purchased interests in loans.

     We will not pay our Manager any overhead or other compensation for providing us with its personnel and equipment.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any pending legal, administrative or judicial proceeding, and our property is not the subject of any such proceeding, other than actions arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the unit holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     a. There is no established public trading market for the trading of our units.

     b. There were no (0) unit holders as of April 12, 2002.

     c. We must receive a minimum of $1,500,000 from investors in the Offering before we can begin operation and make or acquire mortgage loans. When we make or acquire mortgage loans, unit holders will receive a return on their "pro rata share" of principal or acquisition cost of the mortgage loan, as long as the mortgage loans continues to pay interest when due. As of December 31, 2001, we have not made any distributions to unit holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

     Statements in this Item 6 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Act of l934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of Global Express Fund to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will", "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward- looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in Global Express Fund's reports and registration statements filed with the Securities and Exchange Commission.

Twelve Month Plan of Operation

     During the next 12 months, if we raise at least $1,500,000 in the Offering, we plan to invest in mortgage loans where our collateral is real property located in the United States. Upon raising $1,500,000 and the release of such funds from escrow, our Manager will select mortgage loans for us and will also assist us by obtaining, processing and managing these loans for us. We believe that we will have an adequate number of opportunities to invest in mortgage loans in the United States when funds raised in the Offering are made available to us.

     During the next 12 months, our Manager will pay the initial costs we incur in our operations, including accounting, legal, and administrative expenses and fees. Therefore, we do not anticipate needing additional funds to satisfy our cash requirements during this period. If we are unable to raise a minimum of $1,500,000 in the Offering, our Manager will fully absorb all costs incurred on our behalf. Assuming we raise the $1,500,000 minimum Offering amount and the funds are released from escrow, our Manager will pay for the administrative expenses we incur. However, our Manager will not purchase units to help us reach the $1,500,000 minimum.

     We do not anticipate hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next 12 months because we will be utilizing our Manager's personnel and office equipment. We will not pay our Manager any overhead or other compensation for providing us with its personnel and equipment.

     We have not committed ourselves to make any acquisitions and we have not entered into any arrangements or other transactions other than with our affiliated broker-dealer in the Offering, the cost of which will be paid by our Manager. We do not intend to incur any indebtedness at the commencement of our operations and we do not intend to establish a line of credit for future use.


ITEM 7. FINANCIAL STATEMENTS.

     The information required under this Item appears in a separate section following Item 13 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required under Item 304(a) of Regulation S-B has previously been disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2001 and as amended in a current report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2001. No disclosure is required under Item 304(b) of Regulation S-B.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTER AND CONTROL PERSONS

     We do not have any directors or officers. We are managed by Global Express Capital Mortgage. The sole director and officer of Global Express Capital Mortgage is Connie S. Farris.

     Connie S. Farris, age 56, has over 35 years of experience in the mortgage industry. Mrs. Farris is the president, chief executive officer, secretary and director of Global Express Capital Mortgage, our Manager, which she founded in August 1999. Global Express Capital Mortgage specializes in the brokerage of home mortgages and private investment loans for construction and commercial projects. From September 1992 to August 2000, Mrs. Farris served as the president of Global Financial, Inc., a company engaged in mortgage banking and mortgage brokerage. Global Express Capital Corporation owned all of the outstanding capital stock of our Manager and 20% of the outstanding Common Stock of our affiliated broker-dealer, Global Express Securities, Inc. and has purchased the remaining 80% subject to NASD approval.

ITEM 10. EXECUTIVE COMPENSATION.

     Our Manager is entitled to receive compensation fees, including loan origination or brokerage fees, loan evaluation and processing fees and participation in proceeds from the sale, refinancing or other disposition of collateral, each ranging from 2% to 5% of each loan, as well as servicing fees and loan extension fees.

     Neither our Manager nor its affiliates has received any compensation for our fiscal year ended December 31, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of December 31 2001, no person or entity owns an interest in Global Express Fund. Our Manager made a $10 contribution to Global Express Fund, but owns no interest in this company, which will be entirely owned by investors.

Global Express Capital Mortgage, our Manager

     The following table indicates the security ownership as of December 31, 2001, as to each person known to be the beneficial owner of more than five percent of the securities of Global Express Capital Mortgage, our Manager, and the security owned by its directors, executive officers and by all its officers and directors as a group.

                                                               PERCENT OF
                                       SHARES OF               COMMON STOCK
                                       COMMON STOCK            BENEFICIALLY
NAME                                   BENEFICIALLY OWNED      OWNED (1)
-----------------------                ------------------      -----------------

Connie S. Farris                            15,000                 100%
c/o Global Express Capital Mortgage
8540 South Eastern Avenue, Suite 200
Las Vegas, Nevada 89123

All officers and directors as a group       15,000                 100%
(1 person)

----------

(1) Based upon the ownership of shares of Global Express Capital Corporation, which directly owns all of the outstanding shares of common stock of our Manager, Global Express Capital Mortgage. Accordingly, Connie S. Farris owns 100% of Global Express Capital Corporation which owns 100% of our Manager.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships exist among us, our Manager and Global Express Securities, Inc. ("Global Express Securities"), our lead underwriter in our Offering of 100,000 units at $1,000 per unit, and the officers, directors and other affiliates of our Manager and Global Express Securities. Our Manager, Global Express Securities and their officers, directors and affiliates are engaged in business activities involving real estate lending and expect to engage in additional business activities which may be competitive to us and also arrange for the origination or purchase of mortgage loans for other clients. Accordingly, these relationships we have with our Manager and Global Express Securities may result in various conflicts of interest. See Item 1. "Business-Conflicts of Interest."

     Global Express Capital Corporation which is wholly owned by Connie S. Farris, owns all of the outstanding capital stock of our Manager and all of the outstanding capital stock of Global Express Securities subject to NASD approval. Connie S. Farris is the president, chief executive officer and a director of Global Express Capital Corporation. In addition, Mrs. Farris is the president, chief executive officer, secretary and a director of our Manager and interim principal of Global Express Securities Inc. Neither our Manager, nor Global Express Securities owns an interest in Global Express Fund which will be entirely owned by investors.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

          3.1 Articles of Organization, as amended (Incorporated by Reference to the Registrant's Registration Statement on Form S-11 (No. 333- 55098) filed on February 6, 2001)

          4.1 Amended and Restated Operating Agreement of Global Express Capital Real Estate Investment Fund I, LLC (A Nevada Limited Liability Company) dated as of July 20, 2001. (Incorporated by Reference to Exhibit B to Amendment No. 4 of Registrant's Registration Statement on Form S-11 filed on September 27,
                    2001)

          4.2 Form of Unit Certificate (Incorporated by Reference to Amendment No.4 of Registrant's Registration Statement on Form S-11 filed on September 27, 2001)

         10.1 Escrow Agreement between Registrant and Southwest Escrow Company. (Incorporated by Reference to Amendment No.4 of

                    Registrant's Registration Statement on Form S-11 filed on September 27, 2001)

         23.1       Consent of Chavez and Koch C.P.A.'s, Ltd.

         23.2       Consent of James R. Bonzo, C.P.A.


     (b) Reports on Form 8-K

     On November 20, 2001 and on December 10, 2001, the registrant filed a Report on Form 8-K under Item 5, reporting a change in its accountants.


           Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Exchange Act By Non-reporting Issuers

     No annual report or proxy material has been given to potential unit holders.

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS

         Balance Sheet                                                      F-2

         Statement of Operations and Accumulated Deficit                    F-3

         Statement of Changes in Members' Equity                            F-4

         Statement of Cash Flows                                            F-5

NOTES TO FINANCIAL STATEMENTS                                              F6-9

                          INDEPENDENT AUDITORS' REPORT

To the Members of
Global Express Capital Real Estate Investment Fund I, LLC:

We have audited the accompanying balance sheet of Global Express Capital Real Estate Investment Fund I, LLC. as of December 31, 2001 and the related statement of operations and accumulated deficit, changes in members' equity, and cash flows for December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Express Capital Real Estate Investment Fund I, LLC as of December 31, 2001, and the result of its operations, cash flows and changes in members' equity for the period ended December 31, 2001, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 5 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        Chavez & Koch, CPA's, Ltd.

March 22, 2002
Henderson, Nevada

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001


ASSETS
------
                                         2001
                                      ----------
CURRENT ASSETS:
    Cash                              $       10
    Prepaid expenses                          --
                                      ----------
       TOTAL CURRENT ASSETS                   10

FIXED ASSETS:
    Equipment                                 --
    Less:  Accumulated depreciation           --
                                      ----------
       TOTAL FIXED ASSETS                     --

TOTAL ASSETS                          $       10
                                      ==========


MEMBERS' EQUITY
---------------


MEMBERS' EQUITY
    Members' Equity                   $       --
    Contributed capital                       10
    Retained earnings                         --
                                      ----------

       TOTAL MEMBERS' EQUITY          $       10
                                      ==========


    The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with this Balance Sheet.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                   2001
                                                ----------

REVENUES:                                       $       --

COST OF REVENUE:                                        --
                                                ----------
      Gross profit                                      --

EXPENSES:
      General & administrative                          --
                                                ----------
          Total expenses                                --

NET INCOME (LOSS)                               $       --
                                                ==========

Weighted average number of shares outstanding           --
                                                ----------

Net income (loss) per share                     $       --
                                                ==========


    The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with this Statement of Operations and Accumulated Deficit.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                            INVESTMENT FUND I, LLC.
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                    Additional                  Total
                         Common      Paid-in    Accumulated    Members'
                         Stock       Capital      Deficit       Equity
                       ----------   ----------   ----------   ----------
Balance, beginning             --           --           --           --
Capital Contribution           --           --           --           --
Balance, ending                --           --           --           --
                       ----------   ----------   ----------   ----------

                       $       --   $       --   $       --   $       --
                       ==========   ==========   ==========   ==========


         The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with
                  this Statement of Changes in Members' Equity.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                            2001
                                                         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $       --
    Adjustments to reconcile loss to net cash provided
    by operating activities:                                     --
                                                         ----------
Net cash provided by (used in) operating activities              --
                                                         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                            --
                                                         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                            --
                                                         ----------

NET INCREASE IN CASH                                             --
                                                         ----------

CASH, BEGINNING OF PERIOD                                        --
                                                         ----------

CASH, END OF PERIOD                                      $       --
                                                         ==========

SUPPLEMENTAL INFORMATION:
    Interest paid                                        $       --
                                                         ==========
    Taxes paid                                           $       --
                                                         ==========


             The accompanying independent auditors' report and the
                 notes to financial statements should be read in conjunction with this Statement of Cash Flows.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND PURPOSE

     Global Express Capital Real Estate Investment Fund I, LLC (the "Fund') filed Articles of Organization as a Limited Liability Company on November 21, 2000 in the State of Nevada. The managing member of the Fund is Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage. The liability of the members shall be eliminated and limited to the maximum extent permitted by Section 86.271 and any other applicable section of the LLC law.

     The Fund will make direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund will have legal right to the mortgages receivable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     Global Express Capital Real Estate Investment Fund I, LLC's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were no non-cash transactions.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

     Property and Equipment

     The company operates, using the assets of affiliated companies.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Advertising

     Advertising costs are to be expensed when incurred. Advertising expenses from inception to December 31, 2001 are $0.

     Income Taxes

     The Company has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the Members' of the LLC are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

     Mortgages Held for Long-Term Investment

     The Fund will make direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund will have legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans' carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of December 31, 2001, there have been no such reductions.

     Loan Fees and Costs

     Net loan fees and costs associated with the mortgage loans held for investments are received by and paid by the Fund Manager. See Note 3 for information related to the loan fees and costs and how they are accounted for.

     Member Liability

     Members' rights, duties and powers are governed by the operating agreement of the Company. Members are not responsible for the obligations of the Company and will be liable only to the extent of the purchase price of the units, which is equivalent to the members' capital contribution. Members may be liable for any return of capital plus interest if necessary to discharge liabilities existing at the time of such return. Any cash distributed to members may constitute a return of capital.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Company Term

     The Company will cease operating on December 31, 2016. Prior to dissolution, unanimous written consent of the members or the written consent of the manager is required.

NOTE 3 - RELATED PARTY TRANSACTIONS

     All of the loans are expected to be originated and serviced by the Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage, the Manager of the Fund. As part of this agreement, the Manager will operate the Fund at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns. The Manager has also agreed to pay for the expenses of the offering, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. As of December 31, 2001, the expenses for the Company, paid for by Global Express Capital Mortgage, totaled $244,806.

     As part of this arrangement the Manager may receive substantial fees and other compensation, including charges to borrowers for originating loans, participations in proceeds from the sale, refinancing or other disposition of the real estate securing the loans after repayment of such loans and fees for managing or selling any property received in connection with loan foreclosure or workout. Theses charges, participations and fees will not be reflected on the records of the Fund. As of December 31, 2001, there were no amounts related to theses charges, participations and fees. The Fund is unable to make an estimate of these charges, participations and fees for the foreseeable future as of December 31, 2001. When these charges, participations and fees become known to the Fund, they will be properly disclosed in the appropriate financial statements.

NOTE 4 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of equity that are not disclosed in the equity section of the balance sheet.

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue except as set forth herein. On October 4, 2001, as amended on January 17, 2002, the Securities and Exchange Commission

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             AS OF DECEMBER 31, 2001

NOTE 5 - GOING CONCERN (CONTINUED)

     declared the Company's Registration Statement on Form S-11 effective. The registration concerns an offering on a "best efforts" basis of 1,000 units and up to a maximum of 100,000 units at $1,000 per unit. The proceeds of all units subscribed to date are being held in escrow until the minimum $1,500,000 is received by April 30, 2002, unless extended. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April l6, 2002             GLOBAL EXPRESS CAPITAL REAL ESTATE
                                   INVESTMENT FUND I, LLC

                                   By:/s/  Connie S. Farris
                                      ------------------------------------------
                                           Connie S. Farris

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.


 /s/ Connie S. Farris        President, Chief Executive Officer,  April l6, 2002
--------------------------   (Principal Executive and Financial Officer)
Connie S. Farris             and Secretary