Form 10QSB
period 2002-03-31
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2002-05-15
CIK 1133505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                       Commission file number: 333-55098*

            Global Express Capital Real Estate Investment Fund I, LLC (Exact name of small business issuer as specified in its charter)

               Nevada                                        88-0480840
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                      8540 South Eastern Avenue, Suite 200
                             Las Vegas, Nevada 89123
                    (Address of principal executive offices)

                                 (702) 794-4411
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 3,024 units of membership interest of the registrant outstanding as of May 14, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

*(Registration Statement on Form S-11 first declared effective on October 4, 2001, as amended on January 17, 2002)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    CONTENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                       3

Financial Statements

      Balance Sheets                                                         4

      Statements of Operations and Accumulated Deficit                       5

      Statement of Changes in Members' Equity                                6

      Statements of Cash Flows                                               7

Notes to Financial Statements                                             8-11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Members of
Global Express Capital Real Estate Investment Fund I, LLC:

We have reviewed the accompanying balance sheets of Global Express Capital Real Estate Investment Fund I, LLC. as of March 31, 2002 and March 31, 2001, and the related statements of operations and accumulated deficit, changes in members' equity and cash flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Express Capital Real Estate Investment Fund I, LLC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The Company has elected under the Internal Revenue Code to be taxed as a partnership. In lieu of partnership income taxes, the partners of a partnership are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

As discussed in Note 5, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                                      Chavez & Koch, CPA's, Ltd.

May 8, 2002
Henderson, Nevada

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001


                                     ASSETS

                                                      3/31/2002      12/31/2001
                                                      ---------      ----------

CURRENT ASSETS:
    Cash                                              $      10      $      10
    Prepaid expenses                                        --              --
                                                      ---------      ---------
       TOTAL CURRENT ASSETS                                  10             10

FIXED ASSETS:
    Equipment                                                --             --
    Less:  Accumulated depreciation                          --             --
                                                      ---------      ---------
       TOTAL FIXED ASSETS                                    --             --

TOTAL ASSETS                                          $      10      $      10
                                                      =========      =========


                                 MEMBERS' EQUITY

MEMBERS' EQUITY
    Members' Equity                                   $      --      $      --
    Contributed capital                                      10             10
    Retained earnings                                        --             --
                                                      ---------      ---------

       TOTAL MEMBERS' EQUITY                          $      10      $      10
                                                      =========      =========



 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
        FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 AND
                    THE TWELVE MONTHS ENDED DECEMBER 31, 2001


                                            3/31/2002    3/31/2001   12/31/2001
                                           ----------   ----------   ----------

REVENUES:                                  $       --   $       --   $       --

COST OF REVENUE:                                   --           --           --
                                           ----------   ----------   ----------
      Gross profit                                 --           --           --

EXPENSES:
      General & administrative                     --           --           --
                                           ----------   ----------   ----------
          Total expenses                           --           --           --

NET INCOME (LOSS)                          $       --   $       --   $       --
                                           ==========   ==========   ==========


      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
                        FROM INCEPTION TO MARCH 31, 2002


                                                                  Total
                                        Common     Accumulated   Members'
                                         Stock       Deficit      Equity
                                      ----------   ----------   ----------

Balance, beginning                            --           --           --
Capital Contribution                          10           --           10
                                      ----------   ----------   ----------

Balance, ending                       $       10   $       --   $       10
                                      ==========   ==========   ==========


      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of
                           Changes in Members' Equity.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                            STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 AND THE
                     TWELVE MONTHS ENDED DECEMBER 31, 2001


                                                               3/31/2002     3/31/2001    12/31/2001
                                                              ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $       --    $       --    $       --
     Adjustments to reconcile loss to net cash provided
     by operating activities:                                         --            --            --
                                                              ----------    ----------    ----------
Net cash provided by (used in) operating activities                   --            --            --
                                                              ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                 --            --            --
                                                              ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution                                             --            --            --
                                                              ----------    ----------    ----------
Net cash provided by financing activities                             --            --            --

NET INCREASE IN CASH                                                  --            --            --
                                                              ----------    ----------    ----------

CASH, BEGINNING OF PERIOD                                             10            10            10
                                                              ----------    ----------    ----------

CASH, END OF PERIOD                                           $       10    $       10    $       10
                                                              ==========    ==========    ==========

SUPPLEMENTAL INFORMATION:
     Interest paid                                            $       --    $       --    $       --
                                                              ==========    ==========    ==========
     Taxes paid                                               $       --    $       --    $       --
                                                              ==========    ==========    ==========

      The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              AS OF MARCH 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Advertising

      Advertising costs are to be expensed when incurred. Advertising expenses from inception to March 31, 2002 are $0.

      Income Taxes

      The Company has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the Members' of the LLC are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

      Mortgages Held for Long-Term Investment

      The Fund will make direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund will have legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans' carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of March 31, 2002, there have been no such reductions.

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

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              AS OF MARCH 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Company Term

      The Company will cease operating on December 31, 2016. Prior to dissolution, unanimous written consent of the members or the written consent of the manager is required.

NOTE 3 - RELATED PARTY TRANSACTIONS

      All of the loans are expected to be originated and serviced by Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage, the Manager of the Fund. As part of this agreement, the Manager will operate the Fund at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns. The Manager has also agreed to pay for the expenses of the offering, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. As of March 31, 2002, the expenses for the Company for the three months ended March 31, 2002 paid for by Global Express Capital Mortgage, totaled $64,392.55.

      As part of this arrangement, the Manager may receive substantial fees and other compensation, including charges to borrowers for originating loans, participations in proceeds from the sale, refinancing or other disposition of the real estate securing the loans after repayment of such loans and fees for managing or selling any property received in connection with loan foreclosure or workout. Theses charges, participations and fees will not be reflected on the records of the Fund. As of March 31, 2002, there were no amounts related to theses charges, participations and fees. The Fund is unable to make an estimate of these charges, participations and fees for the foreseeable future. When these charges, participations and fees become known to the Fund, they will be properly disclosed in the appropriate financial statements.

NOTE 4 - WARRANTS AND OPTIONS

      There are no warrants or options outstanding as of March 31, 2002 to acquire any additional shares of equity that are not disclosed in the equity section of the balance sheet.

NOTE 5 - GOING CONCERN

      The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              AS OF MARCH 31, 2002


NOTE 5 - GOING CONCERN (CONTINUED)

      Company has no current source of revenue except as set forth herein. On October 4, 2001, as amended on January 17, 2002, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-11 effective. The registration concerns an offering on a "best efforts" basis of 1,000 units and up to a maximum of 100,000 units at $1,000 per unit. The proceeds of all units subscribed to date were being held in escrow until the minimum $1,500,000 was received by April 30, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Background

Global Express Capital Real Estate Investment Fund I, LLC (the "Company") was organized on November 21, 2000, as a Nevada limited liability company for the purpose of making or purchasing entire or fractional interests in mortgage loans or deeds of trust. The Company will invest in loans secured by whole or partial interest in first or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential or commercial real estate. The Company's Manager is Conrex Financial International, Inc., a Nevada corporation qualified to do business in Nevada under the name Global Express Capital Mortgage ("Manager").

Forward Looking Statements

Statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Exchange Act of l934. Such forward- looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will", "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward- looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

Overview

On October 4, 2001, the Company's Registration Statement on Form S-11, as amended on January 17, 2002 (the "Prospectus"), became effective with the SEC for the initial public offering of up to 100,000 units of ownership interest at $1,000 per unit (the "Offering").

As of March 31, 2002 and May 14, 2002, pursuant to the Offering, the Company, had sold zero and 3,024 units of membership interest in the Company, raising an aggregate of $3,024,000. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

Investments

In April 2002, the Company funded its first loan at $1,517,000, which is secured by a first deed of trust in real property located in the State of Nevada. The loan matures in twelve months at an interest rate of 14% per annum. The date of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension.

Plan of Operation

The Company intends to continue to raise funds pursuant to the Offering and invest in mortgage loans where its collateral is real property located in the United States. The Company's Manager will select the mortgage loans for the Company to invest and will also assist the Company by obtaining, processing and managing these loans. The Company believes that it will have an adequate number of opportunities to invest in mortgage loans in the United States when funds raised in the Offering are made available to the Company.

During 2002, our Manager will pay the costs incurred by the Company in its operations, including accounting, legal, and administrative expenses and fees. Therefore, the Company does not anticipate needing additional funds to satisfy its cash requirements during this period.

The Company is currently utilizing for its operations the personnel and office equipment of its Manager and does not anticipate during 2002 hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses. The Company will not pay its Manager any overhead or other compensation for providing the Company with its personnel and equipment.

The Company has not committed itself to make any acquisitions and it has not entered into any arrangements or other transactions other than with its affiliated broker-dealer in the Offering, the cost of which will be paid by the Company's Manager. The Company has not incurred any indebtedness at the commencement of its operations nor does it intend to establish a line of credit in the near term.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

On April 16, 2002, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against Global Express Capital Real Estate Investment Fund I, LLC (the "Company") and its manager, Conrex Financial International, Inc. d/b/a Global Express Capital Mortgage. Merrill performed services for the Company in connection with the production, filing and printing of its Registration Statement on Form S-11 and two reports on Form 8-K. Merrill is seeking judgment against the Company and its manager in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all cost and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2002           Global Express Capital Real Estate
                              Investment Fund I, LLC

                              By: Conrex Financial International, Inc. d/b/a Global Express Capital Mortgage, its Manager

                                   /s/ Connie S. Farris
                                   --------------------------------------------
                                   Connie S. Farris, President
                                   (Principal Executive Officer)


                                   /s/ Richard D. Spencer
                                   --------------------------------------------
                                   Richard D. Spencer, Accountant
                                   (Principal Accounting Officer)