Form 10QSB
period 2002-06-30
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2002-08-20
CIK 1133505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 5,335 units of membership interest of the registrant outstanding as of August 12, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

* (Registration Statement on Form S-11 first declared effective on October 4, 2001)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    CONTENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                 3

FINANCIAL STATEMENTS

         Balance Sheets                                                4

         Statements of Operations                                      5

         Statement of Changes in Members' Equity                       6

         Statements of Cash Flows                                      7

NOTES TO FINANCIAL STATEMENTS                                       8-10

[LOGO] CHAVEZ & KOCH                                      DAVID CHAVEZ, CPA
        BUSINESS CONSULTANTS &                        DChavez@chavezandkoch.com
         CERTIFIED PUBLIC ACCOUNTANTS                      TIM KOCH, CPA
          LIMITED                                     TKoch@chavezandkoch.com
                                                        BRETT CAMPBELL, CPA
                                                     BCampbell@chavezandkoch.com
                                                        MICHAEL J. MEHR, CPA
                                                      MMehr@chavezandkoch.com
                                                    WILLIAM H. FORDNEY, JR., CPA
                                                     WFordney@chavezandkoch.com
                                                        CARLENE GAYDOSH, CPA
                                                     CGaydosh@chavezandkoch.com

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Members of
Global Express Capital Real Estate Investment Fund I, LLC:

We have reviewed the accompanying balance sheets of Global Express Capital Real Estate Investment Fund I, LLC. as of June 30, 2002 and June 30, 2001, and the related statements of operations, changes in members' equity and cash flows for the periods then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Express Capital Real Estate Investment Fund I, LLC.

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


                                        /s/ Chavez & Koch, CPA's, Ltd.
                                        Chavez & Koch, CPA's, Ltd.
August 13, 2002
Henderson, Nevada

SAN DIEGO
4370 LA JOLLA VILLAGE DRIVE, SUITE 400
SAN DIEGO, CALIFORNIA 92122
TEL: 858.784.0050

HENDERSON - MAIN OFFICE
2920 NORTH GREEN VALLEY PARKWAY, BLDG. 8, SUITE 821
HENDERSON, NEVADA 89014
TEL: 702.433.7075 FAX: 702.451.2863

LAS VEGAS - APPOINTMENT ONLY
6655 W. SAHARA AVENUE, SUITE 200
LAS VEGAS, NEVADA 89146
TEL: 702.433.7075 FAX: 702.451.2863

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                                 BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001
                                    UNAUDITED

                        ASSETS
                                        6/30/02      6/30/01
                                      ----------   ----------
CURRENT ASSETS:
    Cash                              $   50,503   $       10
                                      ----------   ----------
       TOTAL CURRENT ASSETS               50,503           10
                                      ----------   ----------

MORTGAGES HELD FOR INVESTMENTS         3,681,300           --
                                      ----------   ----------

TOTAL ASSETS                          $3,731,803   $       10
                                      ==========   ==========

                    MEMBERS' EQUITY

MEMBERS' EQUITY
    Contributed capital               $3,690,010   $       10
    Retained earnings                     41,793           --
                                      ----------   ----------

       TOTAL MEMBERS' EQUITY          $3,731,803   $       10
                                      ==========   ==========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                            STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                    UNAUDITED

                                  6/30/02     6/30/01
                                 ---------   ---------

REVENUES:                        $  76,086   $      --

COST OF REVENUE:                       153          --
                                 ---------   ---------
      Gross profit                  75,933          --

EXPENSES:
      General & administrative          --          --
                                 ---------   ---------
          Total expenses                --          --

NET INCOME (LOSS)                $  75,933   $      --
                                 =========   =========

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
                         FROM INCEPTION TO JUNE 30, 2002
                                    UNAUDITED

                                                          Total
                         Contributed      Retained       Members'
                           Capital        Earnings        Equity
                         -----------    -----------    -----------
Balance, beginning       $        10    $        --    $        10
Capital Contribution       3,690,000             --      3,690,000
Members' distributions                      (34,140)       (34,140)
Net Income                                   75,933         75,933
                         -----------    -----------    -----------
                                                                --
Balance, ending          $ 3,690,010    $ 41,793.00    $ 3,731,803
                         ===========    ===========    ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in
                                Members' Equity.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                            STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                    UNAUDITED

                                                           6/30/2002      6/30/2001
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    $    75,933    $        --
     Adjustments to reconcile loss to net cash provided
     by operating activities:                                                     --
                                                          -----------    -----------
Net cash provided by (used in) operating activities            75,933             --
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Mortgages held for investment                         (3,681,300)            --
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution                                   3,690,000             --
     Members' distribution                                    (34,140)            --
                                                          -----------    -----------
Net cash provided by financing activities                   3,655,860             --
                                                          -----------    -----------

NET INCREASE IN CASH                                           50,493             --

CASH, BEGINNING OF PERIOD                                          10             10
                                                          -----------    -----------

CASH, END OF PERIOD                                       $    50,503    $        10
                                                          ===========    ===========

SUPPLEMENTAL INFORMATION:
     Interest paid                                        $        --    $        --
                                                          ===========    ===========
     Taxes paid                                           $        --    $        --
                                                          ===========    ===========

 The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 1 - ORGANIZATION AND PURPOSE

      Global Express Capital Real Estate Investment Fund I, LLC (the "Fund") filed Articles of Organization as a Limited Liability Company on November 21, 2000 in the State of Nevada. The managing member of the Fund is Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage. The liability of the members shall be eliminated and limited to the maximum extent permitted by Section 86.271 and any other applicable section of the LLC law.

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

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Advertising

      Advertising costs are to be expensed when incurred. Advertising expenses from inception to June 30, 2002 are $0.

      Income Taxes

      The Company has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the Members' of the LLC are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

      Mortgages Held for Long-Term Investment

      The Fund will make direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund will have legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans' carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of June 30, 2002, there have been no such reductions.

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

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               AS OF JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Company Term

      The Company will cease operating on December 31, 2016. Prior to dissolution, unanimous written consent of the members or the written consent of the manager is required.

NOTE 3 - RELATED PARTY TRANSACTIONS

      All of the loans are expected to be originated and serviced by Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage, the Manager of the Fund. As part of this agreement, the Manager will operate the Fund at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns. The Manager has also agreed to pay for the expenses of the offering, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. As of June 30, 2002, the expenses for the Company for the three months ended June 30, 2002 paid for by Global Express Capital Mortgage, totaled $ 61,512

      As part of this arrangement, the Manager may receive substantial fees and other compensation, including charges to borrowers for originating loans, participations in proceeds from the sale, refinancing or other disposition of the real estate securing the loans after repayment of such loans and fees for managing or selling any property received in connection with loan foreclosure or workout. Theses charges, participations and fees will not be reflected on the records of the Fund. As of June 30, 2002, there was $145,287 related to theses charges, participations and fees. The Fund is unable to make an estimate of these charges, participations and fees for the foreseeable future. When these charges, participations and fees become known to the Fund, they will be properly disclosed in the appropriate financial statements.

NOTE 4 - SUMMARY OF FUND'S ACTIVITIES:

      As of June 30, 2002, the fund's activities were as follows:

     Funds raised up to June 30, 2002:                               $ 3,690,000
     Funds invested in mortgage loans up to June 30, 2002:             3,681,300
     Funds distributed to members up to June 30, 2002:                    34,140
     Funds payable to members as of June 30, 2002:                        41,290

Item 2. Management's Discussion and Analysis or Plan of Operation.

Background

Global Express Capital Real Estate Investment Fund I, LLC (the "Company") was organized on November 21, 2000, as a Nevada limited liability company for the purpose of making or purchasing entire or fractional interests in mortgage loans or deeds of trust. The Company will invest in loans secured by whole or partial interest in first or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential or commercial real estate. The Company's Manager is Conrex International Financial, Inc., a Nevada corporation qualified to do business in Nevada under the name Global Express Capital Mortgage ("Manager").

Forward Looking Statements

Statements in this Item 2 "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report are certain statements which are not historical or current fact and constitute "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of l933 and
Section 21E of the Securities Exchange Act of l934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and our most recent results. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "may," "will", "potential," "opportunity," "believes," "belief," "expects," "intends," "estimates," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

Overview

On October 4, 2001, the Company's Registration Statement on Form S-11, as amended (the "Prospectus"), became effective with the SEC for the initial public offering of up to 100,000 units of ownership interest at $1,000 per unit (the "Offering").

As of June 30, 2002 and August 12, 2002, pursuant to the Offering, the Company sold 3,690 and 5,335 units, respectively, of membership interest in the Company, raising an aggregate of $5,335,000. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

Investments

In April 2002, the Company funded its first loan at $1,517,000, which is secured by a first deed of trust in real property located in the State of Nevada. As of June 30, 2002 the company had funded a total of seven (7) loans aggregating $3,681,000, all of which are secured by first deeds of trust in real property located in Nevada and Utah. As of August 12, 2002 the Company had funded loans aggregating $4,299,000. These loans mature in twelve months at an interest rate of 14% per annum. The dates of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension. As of June 30, 2002, the Company had distributed to Members an aggregate of $34,140 and owed Members an aggregate of $41,290, which is reflected as cash. Subsequent to the balance sheet date, $35,737 was distributed to Members and $5,553 was rolled-over into new Units.

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

During 2002, our Manager will pay the costs incurred by the Company in its operations, including accounting, legal, and administrative expenses and fees. As of June 30, 2002, the expenses for the Company for the three months ended June 30, 2002 paid for by Global Express Capital Mortgage, totaled $ 61,512. Therefore, the Company does not anticipate needing additional funds to satisfy its cash requirements during this period.

For the six months ended June 30, 2002, the Company had revenues of $76,086, consisting primarily of interest income generated from loans.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 16, 2002, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against Global Express Capital Real Estate Investment Fund I, LLC (the "Company") and its manager, Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage. Merrill performed financial printing services for the Company. Merrill is seeking judgment against the Company and its manager in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all costs and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees. The Company has answered and denied the allegations and asserted the affirmative defense that Merrill lacks long arm jurisdiction over the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2002             Global Express Capital Real Estate
                                   Investment Fund I, LLC

                                   By:  Conrex International Financial, Inc.
                                        d/b/a Global Express Capital Mortgage,
                                        its Manager


                                        /s/ Connie S. Farris
                                        ----------------------------------------
                                        Connie S. Farris, President
                                        (Principal Executive Officer)


                                        /s/ Lou Ann Kicker
                                        ----------------------------------------
                                        Lou Ann Kicker, Vice President
                                        (Interim Principal Accounting Officer)