Form 10QSB
period 2002-09-30
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2002-12-04
CIK 1133505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 7584 units of membership interest of the registrant outstanding as of November 15, 2002.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

*(Registration Statement on Form S-11 first declared effective on October 4,
2001)

                         PART I - FINANCIAL INFORMATION

                                TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets                                                  1

        Statements of Operations                                        2

        Statement of Changes in Members' Equity                         3

        Statements of Cash Flows                                        4

Notes to Financial Statements                                           5-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       7-9

        Part II - Other Information                                     10

        Signatures                                                      11

        Exhibits                                                        12-15

                                     ASSETS

                                                    9/30/2002        9/30/2001
                                                    ----------       ----------
CURRENT ASSETS:
    Cash                                            $  299,773       $       10
                                                    ----------       ----------
      TOTAL CURRENT ASSETS                             299,773               10
                                                    ----------       ----------

MORTGAGES HELD FOR INVESTMENTS                       5,722,800               --
                                                    ----------       ----------

TOTAL ASSETS                                        $6,022,573       $       10
                                                    ==========       ==========

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
    Distributions payable                           $   70,152       $       --
    Due to Global Express Capital Mortgage              25,000               --
                                                    ----------       ----------
      TOTAL CURRENT LIABILITIES                         95,152               --
                                                    ----------       ----------

TOTAL LIABILITIES                                       95,152               --

MEMBERS' EQUITY
    Contributed capital                              5,926,348               10
    Retained earnings                                    1,073               --
                                                    ----------       ----------
      TOTAL MEMBERS' EQUITY                          5,927,421

      TOTAL LIABILITIES AND MEMBERS' EQUITY         $6,022,573       $       10
                                                    ==========       ==========

                                   -----------------------   ------------------------
                                     Three months ended         Nine months ended
                                   -----------------------   ------------------------
                                    9/30/2002    9/30/2001    9/30/2002    9/30/2001
                                   ----------   ----------   ----------   ----------
REVENUES:                          $  174,120   $       --   $  250,206   $       --

COST OF REVENUE:                          536           --          689           --
                                   ----------   ----------   ----------   ----------
     Gross profit                     173,584           --      249,517           --

EXPENSES:
     General & administrative              --           --           --           --
                                   ----------   ----------   ----------   ----------
         Total expenses                    --           --           --           --

NET INCOME (LOSS)                  $  173,584   $       --   $  249,517   $       --
                                   ==========   ==========   ==========   ==========

                                                          Total
                         Contributed     Retained       Members'
                           Capital       Earnings        Equity
                         -----------    -----------    -----------
Balance, beginning       $        10    $        --    $        10
Capital Contribution       5,926,338             --      5,926,338
Members' distributions                     (248,444)      (248,444)
Net Income                                  249,517        249,517
                         -----------    -----------    -----------

Balance, ending          $ 5,926,348    $     1,073    $ 5,927,421
                         ===========    ===========    ===========

                                                       9/30/2002      9/30/2001
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $   249,517    $        --
                                                      -----------    -----------
Net cash provided by (used in) operating activities       249,517             --
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Mortgages held for investment                     (5,722,800)            --
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of short-term debt             25,000
     Capital contribution                               5,926,338             --
     Members' distribution                               (178,292)            --
                                                      -----------    -----------
Net cash provided by financing activities               5,773,046             --
                                                      -----------    -----------

NET INCREASE IN CASH                                      299,763             --

CASH, BEGINNING OF PERIOD                                      10             10
                                                      -----------    -----------

CASH, END OF PERIOD                                   $   299,773    $        10
                                                      ===========    ===========

SUPPLEMENTAL INFORMATION:
     Interest paid                                    $        --    $        --
                                                      ===========    ===========
     Taxes Paid                                       $        --    $        --
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

      The Fund makes direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund has the legal right to the mortgages receivable.

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

      Summary of Non-Cash Transactions

      Distributions totaled $248,444 for the nine months ended September 30, 2002 of which $70,152 was declared but not paid.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Advertising

      Advertising costs are to be expensed when incurred. Advertising expenses from inception to September 30, 2002 are $0.

      Income Taxes

      The Company has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the Members' of the LLC are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

      Mortgages Held for Long-Term Investment

      The Fund makes direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund has the legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans' carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of September 30, 2002, there have been no such reductions.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Company Term

      The Company will cease operating on December 31, 2016 or earlier when all property of the Company has been disposed of. Prior to dissolution, unanimous written consent of the members or the written consent of the manager is required.

NOTE 3 - RELATED PARTY TRANSACTIONS - DUE TO GLOBAL EXPRESS CAPITAL MORTGAGE

      All of the loans are expected to be originated and serviced by Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage, the Manager of the Fund. As part of this agreement, the Manager will operate the Fund at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns. The Manager has also agreed to pay for the expenses of the offering, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. As of September 30, 2002, the expenses for the Company for the three months and nine months ended September 30, 2002, paid for by Global Express Capital Mortgage, totaled $ 35,550 and $ 97,062, respectively.

      As part of this arrangement, the Manager may receive substantial fees and other compensation, including charges to borrowers for originating loans, participations in proceeds from the sale, refinancing or other disposition of the real estate securing the loans after repayment of such loans and fees for managing or selling any property received in connection with loan foreclosure or workout. Theses charges, participations and fees will not be reflected on the records of the Fund. Related charges, participations and fees for the three months and nine months ended September 30, 2002 totaled $ 80,395 and $ 225,682, respectively. The Fund is unable to make an estimate of these charges, participations and fees for the foreseeable future. When these charges, participations and fees become known to the Fund, they will be properly disclosed in the appropriate financial statements.

      The Company owes the Manager of the Fund for deposits made into the Fund's account on behalf of the Manager. The Fund expects to repay the Manager in the next fiscal quarter.

NOTE 4 - SUMMARY OF FUND'S ACTIVITIES

      As of September 30, 2002, the fund's activities were as follows:

      Funds raised up to September 30, 2002:                       $ 5,926,338
      Funds invested in mortgage loans up to September 30, 2002:     5,722,800
      Funds distributed to members up to September 30, 2002            248,444
      Funds payable to members as of September 30, 2002:                70,152

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

As of September 30, 2002 and November 15, 2002, pursuant to the Offering, the Company sold 6022 and 7584 units, respectively, of membership interests in the Company, raising an aggregate of $7,584,362. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

Investments

In April 2002, the Company funded its first loan at $1,517,000, which is secured by a first deed of trust in real property located in the State of Nevada. As of September 30, 2002, the Company had funded a total of fifteen (15) loans aggregating $5,722,800, all but two of which are secured by first deeds of trust in real property located in Nevada and Utah. One loan was a personal home improvement loan to an officer of the Company in the amount of $11,000. This loan was exempt from the prohibition of the Sarbanes-Oxley Act of 2002. As of November 15, 2002, the Company had funded loans aggregating $7,170,338. These loans mature in twelve months at an interest rate ranging from 13.5% - 18.00% per annum. The dates of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension. As of September 20, 3002, the Company had distributed to Members an aggregate of $177,314 and owed Members an aggregate of $70,152, which is reflected as cash. Subsequent to the balance sheet date, $118,697 (including the $70,152) was distributed to Members and $35,679.23 was rolled-over into new Units.

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

During 2002, our Manager will pay the costs incurred by the Company in its operations, including accounting, legal, and administrative expenses and fees. As of September 30, 2002, the expenses for the Company for the three and nine months ended September 30, 2002 paid for by Global Express Capital Mortgage, totaled $35,550 and $97,062, respectively. Therefore, the Company does not anticipate needing additional funds to satisfy its cash requirements during this period.

For the three and nine months ended September 30, 2002, the Company had revenues of $80,395 and $225,682, respectively, consisting primarily of interest income generated from loans.

The Company is currently utilizing for its operations the personnel and office equipment of its Manager and does not anticipate during 2002 hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses. The Company is not required, pursuant to the Expense Sharing Agreement; pay its Manager any overhead or other compensation for providing the Company with its personnel and equipment.

The Company has not committed itself to make any acquisitions and it has not entered into any arrangements or other transactions other than with its affiliated broker-dealer in the Offering, the cost of which will be paid by the Company's Manager. The Company has not incurred any indebtedness at the commencement of its operations nor does it intend to establish a line of credit in the near term. The $25,000 accounts payable to Global Express Mortgage is income earned and not yet paid by Global Express Capital Mortgage in the form of points and fees earned for the management of the fund.

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

Dated: December 3, 2002           Global Express Capital Real Estate
                                  Investment Fund I, LLC

                                  By:  Conrex International Financial, Inc.
                                       d/b/a Global Express Capital Mortgage,
                                       its Manager


                                          /s/ Connie S. Farris
                                       -----------------------------------
                                       Connie S. Farris, President
                                       (Principal Executive Officer)


                                         /s/ Lou Ann Kicker
                                       -----------------------------------
                                       Lou Ann Kicker, Vice President
                                       (Principal Accounting Officer)