Form 10KSB
period 2002-12-31
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2003-04-11
CIK 1133505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2002

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ___________ to _______________

                        Commission file number: 333-55098

                             GLOBAL EXPRESS CAPITAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                 (Name of small business issuer in its charter)

             Nevada                                      88-0480840
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

8540 South Eastern Avenue, Suite 200, Las Vegas, Nevada                 89123
        (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: 702-794-4411

Securities registered under Section 12(b) of the Act:

   Title of each class          Name of each exchange on which registered
          None                                Not Applicable

Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its fiscal year ended December 31, 2002: $427,883.

      The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates of the issuer as of March 25, 2003, was zero. There is no established public trading market for the registrant's units.

      The registrant had 22,575 units of membership interest outstanding as of March 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

ITEM 1. DESCRIPTION OF BUSINESS.

General

      Global Express Capital Real Estate Investment Fund I, LLC ("Global Express Fund") was organized on November 21, 2000 as a Nevada limited liability company for the purpose of making or purchasing entire or fractional interests in mortgage loans or deeds of trust. We commenced our business operations on April 30, 2002. We invest in loans secured by whole or partial interest in first or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential or commercial real estate. Our existence will terminate on December 31, 2016, unless earlier dissolved or terminated in accordance with our Operating Agreement, dated as of July 20, 2001, as restated and amended on March 11, 2003 ("Operating Agreement") or as otherwise provided by law or by amendment to our Operating Agreement.

      During 2002 our Manager was Conrex International Financial, Inc., a Nevada corporation qualified to do business in Nevada under the name Global Express Capital Mortgage ("Manager" or "Global Express Capital Mortgage"). We intend to replace our Manager with a newly formed Montana corporation, named Global Express Capital Mortgage Corp. All management and employees of the Nevada corporation will resign and assume the same responsibilities with the Montana corporation. In any event, all of our investment decisions are made by Connie S. Farris who has substantial prior experience in the mortgage industry.

      On October 4, 2001, our Registration Statement on Form S-11, as amended, became effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in Global Express Fund at $1,000 per unit (the "Offering"). From January 17, 2002 to April 30, 2002, we raised $1,500,000, the minimum amount to be raised in the Offering, at which time we funded our first loan. As of December 31, 2002 and March 25, 2003, we have raised an aggregate of $11,101,829 and $22,574,785, respectively. We will continue to raise funds in the Offering.

Business

      General Standards for Mortgage Loans

      Global Express Fund is engaged in the business of making or purchasing entire or fractional interests in acquisition, development, construction, and bridge or interim loans. As of December 31, 2002, we had made acquisition loans, bridge loans and development loans. These loans are generally secured by first or second deeds of trust or first or second mortgages on undeveloped land, single and multiple family residential units or developments and commercial buildings or developments, either existing or under construction, located in the United States.

      Generally, we invest in mortgage loans having terms of one to three years and we do not invest in mortgage loans with a maturity of more than three years for any loan term, although we may extend the term. No single mortgage loan is expected to exceed 20% of the face amount of the pool. In addition, no more than 30% of the face amount of the pool is made to any one borrower.

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

      Mortgage loans are not insured or guaranteed by any governmental agency or private mortgage insurance company. We select mortgage loans for investment pursuant to the guidelines set forth below. These guidelines were designed to set standards for the quality of the real property security given for the loans.

      1. Priority of Deeds of Trust or Mortgages. Mortgage loans are secured by first or second deeds of trust or first or second mortgages that encumber the property which the loan proceeds are being used to acquire, develop, construct or otherwise finance. We use either a deed of trust or mortgage to create our security interest depending on state law and practice. As of December 31, 2002, approximately 77% of our loans were secured by first mortgages or deeds of trust and 23% were secured by second mortgages or deeds of trust.

      2. Geographic Area of Lending Activity. As of December 31, 2002, a majority of our loans were secured by property located in Nevada, Utah and Arizona, with the balance in California, Texas and Florida.

      3. Loan-to-value Ratios. The amount of our mortgage loans, whether secured by first or second deeds of trust or first or second mortgages, together with the principal balance of any senior loan, generally do not exceed the following percentages, based generally on the appraised value of the property as determined by an independent written appraisal at the time the loan is made.

                                                                                    MAXIMUM LOAN-TO-VALUE RATIO
                                                                                    (SUBJECT TO INCREASE BY THE
TYPE OF PROPERTY/LOAN                                                                         MANAGER)
                                                                                    ---------------------------
Residential units or subdivisions (loans to land developers
and residential builders)......................................................               75%
Commercial Property (including, but not limited to, multi-unit residential property, office buildings, industrial and warehouse facilities, retail stores, shopping centers, motels, self-storage
facilities, senior housing, special purpose and gaming facilities).............               75%
Unimproved Land................................................................               60%

      These loan-to-value ratios may be increased if, in the sole discretion of our Manager, a given loan is supported by credit adequate to justify a higher loan-to-value ratio or if mortgage insurance is obtained; however, we do not anticipate obtaining or requiring the borrowers to maintain mortgage insurance. In addition, the maximum loan-to-value ratio for unimproved land may be increased, in our Manager's discretion, to 75% if the unimproved land is already entitled (e.g., a final subdivision map has been recorded on the land), a tentative map has been approved for the unimproved land, or our Manager believes that the borrower is likely to secure key entitlements. Appraisals and loan-to-value ratios on construction or development projects may be determined on an as completed basis (i.e., the value of property as determined by the appraiser assuming that all of the improvements for which the loan is being sought are completed) or from a pro forma or projected income and expense statement, rather than using the actual cost to determine the appraised value and the loan to value ratio. Finally, the foregoing loan-to-value ratios does not apply to purchase money financing that we offer to sell any real estate that we acquire through foreclosure or to refinance a delinquent loan. In such cases, we accept any reasonable financing terms that our Manager deems to be in the best interest of our unit holders, in its sole discretion.

      We do not always receive an appraisal for each property on which we make a mortgage loan. Certain properties do not provide for appraisals, such as time share properties which are run by leading hotel chains. In addition, our Manager believes that based on its knowledge of the geographic area and actual contemporaneous sales, our Manager can determine the value of the property without an appraisal. Accordingly, we depend upon our Manager's judgment and do not require an appraisal where one is not readily available. However, if we obtain an appraisal, its generally retained from appraisers certified by the American Institute of Real Estate Appraisers (M.A.I. or S.R.E.A. designation), although appraisers holding other credentials (e.g., who meet the minimum qualifications prescribed by local laws or are of the type generally used by commercial lenders in the state the property is situated) may be used with respect to some mortgage loans. Our Manager reviews each appraisal report obtained.

      4. Terms of Loans. Mortgage loans we select have a term ending no more than 36 months, although we may extend the term. Our loans for the fiscal year ended December 31, 2002 ranged from a three-month to a one-year term. Most of our loans require the borrower to pay only interest during the loan term. Therefore, the borrower will have to repay the entire principal of the loan at the end of the term. Payment of all or a significant portion of the principal loan is called a "balloon payment." Many borrowers do not have funds sufficient to make this balloon payment and consequently, must refinance or sell the underlying property. There can be no assurance that the economics of the project at the end of the term or general market conditions will provide the opportunity for refinancing or sale.

      5. Escrow Conditions. Our mortgage loans are generally funded through an escrow account handled by either a qualified title insurance or escrow company or other qualified company performing similar functions. The escrow agent is instructed not to disburse any funds out of the escrow for a mortgage loan until:

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

      6. Absence of Mortgage Insurance. Our Manager neither has nor intends to arrange for mortgage insurance which would afford some protection against loss if we foreclosed on a loan and there was insufficient equity in the property to repay all sums owed.

      7. Global Express Fund as Payee. For loans that we make by ourselves, all loan documents, such as the notes, deeds of trust and mortgages, name Global Express Fund as payee and the insurance policies name Global Express Fund as loss payee and additional insured. We do not write loans in the name of our Manager or any other nominee. When we purchase loans or contribute loans in exchange for units, the loans are written in the name of the original lender or investor. Such loans are assigned to Global Express Fund when they are purchased or contributed.

      8. Loan Participation. We may purchase fractional interests in a mortgage loan (sometimes referred to as a loan participation), so long as such loan satisfies our lending guidelines. We may participate in the funding of new loans by Global Express Fund with another mortgage fund or investment vehicle that our Manager or its affiliates have formed or manage, or with other investors that are clients of our Manager or its affiliates (collectively, "Related Investors") or with unrelated persons. If we participate in funding a new loan with Related Investors, then we and the Related Investors shall have interests in that loan in proportion to the amounts we and they have funded. As of December 31, 2002, Global Express Fund did not enter into any participation agreements.

      9. Pre-existing Loans. Pre-existing mortgage loans or fractional interests therein, that are secured by first or second deeds of trust or first or second mortgages may be purchased from third parties or from our Manager and its affiliates. Any such loan must satisfy our lending guidelines. Our Manager sells to obtain the best terms for Global Express Fund in purchasing mortgage loans. Depending on changes in interest rates since the organization of the loans and other market factors, the purchase price may not be equal to the then outstanding principal balance of the loan, together with accrued but unpaid interest or a proportionate share of the loan balance with respect to the purchase of a fractional loan interest. As of December 31, 2002, Global Express Fund did not purchase any pre-existing loans.

      10. Contributions of Loans. At the sole discretion of our Manager, investors in our Offering may be allowed to contribute entire or fractional interests in pre-existing loans that are secured by first or second deeds of trust or first or second mortgages in exchange for units, provided such loans satisfy our lending guidelines. The number of units given to an investor in exchange for such a contribution shall be equal to the loan balance (or a proportionate share of the loan balance with respect to the contribution of a fractional loan interest) rounded down to the nearest thousand dollars. Such contributions may entitle the investor to receive a higher number of units. As of December 31, 2002, approximately 15% of the units sold were in exchange for loans contributed by investors.

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

      In addition, we may invest in or purchase loans made to our Manager and its affiliates that are determined to be suitable for our loan portfolio and on terms no more favorable to our Manager or its affiliates than to other borrowers. Two loans in the aggregate amount of $1,364,500 were made to an entity controlled by the spouse of the sole stockholder of our Manager; however, our Manager has no beneficial interest in these loans. Another loan for $11,000 was made to Global Express Fund's Chief Financial Officer.

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

      Use of Loan Funds

      The application by the borrower of the proceeds of the mortgage loan we make or acquire depend on the nature of the project. The proceeds may be used to fund the acquisition of raw land for development or for land that is already improved. We make some of our loans to permit borrowers to acquire properties held by banks after foreclosure; however, Global Express Fund did not make loans for borrowers to acquire foreclosures held by banks.. The mortgage loans may also be used to pay development costs, such as costs to secure permits and entitlements, resolve land use issues and secure utility services, architects' and engineers' fees and expenses, and other costs needed to prepare the property for the construction of improvements. In addition, the mortgages loans may be used to pay for infrastructure improvements, such as grading, roads, sewers, sidewalks, lights and utility conduits or pay costs. Finally, the proceeds may be utilized to construct homes or commercial buildings in developments. A bridge loan was made on an existing home and on an existing housing development totaling $1,364,700. The remaining $7,338,639 were made for acquisition and development costs.

      Costs for infrastructure or building improvements may include both hard costs, which are actual cost of the labor and materials, as well as soft costs, such as general contractor fees, insurance, and legal fees. Additionally, some mortgage loans contain interest reserves so that the amount of the loan will be sufficient to fund the acquisition, development or construction and pay the interest due under the loan from loan inception until loan maturity.

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

Credit Evaluations

      Our Manager may consider the income level and general creditworthiness of a borrower to determine a borrower's ability to repay the mortgage loan according to its terms. The key consideration, however, is whether the value of the property is sufficient to satisfy the loan-to-value ratios as described above. Therefore, we may make loans to borrowers whose principals are in default under their other obligations or who do not have sources of income that would be sufficient to qualify for loans from other lenders. Most of our borrowers have no significant assets other than the real property securing our loan. If a principal of the borrower personally guarantees the loan, the general creditworthiness of the guarantor will be considered. Repayment of any loan generally comes from the proceeds of the sale or refinancing of the property, not from the resources of the borrower or a guarantor. Our Manager exercises its business judgment in deciding which mortgage loans will require a guarantee.

      If a borrower is unable to repay a mortgage loan at maturity (e.g., if the sale or refinancing of the property does not generate sufficient proceeds to repay the loan, the borrower defaults under the loan, or we foreclose on and subsequently sell the property and the sales proceeds are inadequate to repay the loan and costs of foreclosure), we may be precluded from seeking the deficiency from the borrower, either because the loan is a non-recourse loan or due to the effect of certain legal protections afforded to borrowers generally. If the loan is guaranteed, the guarantor may be able to raise legal defenses that may be available to guarantors generally that would impair our ability to seek a deficiency from the guarantor. There were no foreclosures made in 2002.

Sale of Loans

      We invest in mortgage loans for investment purposes and we have not nor do we expect to engage in real estate operations in the ordinary course of business, except as may be required if we foreclose and take over ownership and management of the property. We also do not invest in loans primarily for the purpose of reselling them in the ordinary course of business. We sell mortgage loans (or fractional interests therein) when our Manager decides that it is advantageous to do so, based upon then-current interest rates, the length of time that we have held the loan and our overall investment objectives.

Loan Servicing

      Our Manager is responsible for the servicing of the mortgage loans. In fulfillment of its responsibilities, our Manager, directly or through contracted parties, makes construction loan disbursements, invoice interest, principal and other charges, collects payments and performs other loan administration services. Our Manager is entitled to contract with third party service providers to assist it in loan servicing provided that such third party service providers charge competitive fees for their services. Our Manager pays for loan servicing activities, except for delinquent loans.

      Interest on mortgage loans is paid in arrears with respect to the preceding 30-day period. Borrowers are instructed to mail checks or money orders to us for deposit in our accounts to be maintained at one or more financial institutions selected by our Manager. When a late payment is received, the borrower is required to pay a late fee which is usually calculated as a percentage of the contractual monthly payment amount.

      If a loan becomes delinquent, the range of responses that our Manager takes varies depending on the nature of the default and the circumstances existing at that time. These responses include, without limitation, granting additional cure periods to the borrower, requiring the borrower to contribute additional funds to the project, refraining from funding future phases of construction, replacing the borrower with an independent construction manager to supervise the completion of the project, seeking to appoint a receiver to oversee the completion of the project, foreclosing non-judicially under the mortgage or deed of trust, if permitted under state law, taking such other enforcement actions as are typically undertaken by commercial lenders in the state that governs the enforcement action, negotiating and accepting a deed in lieu of foreclosure, or commencing legal action against the borrowers or against any guarantors of the loan. Our Manager may also forgive debt or modify the economic terms of the loan by changing the interest rate, extending the maturity date or altering the principal or interest payment obligations if it believes such actions are advisable under the circumstances. The costs of collecting payments on such delinquent loans, including legal fees, reduce the eventual recovery and return to our unit holders.

Our Manager

      Our Manager was incorporated in the State of Nevada under the name Conrex International Financial, Inc. and conducted its business during 2002 in Nevada under the name

Global Express Capital Mortgage. Global Express Capital Mortgage was formed in August 1999 by Connie S. Farris, its sole officer and through a parent holding company, its principal stockholder. We intend to replace our Manager with a newly formed Montana corporation, named Global Express Capital Mortgage Corp. All management and employees of the Nevada corporation will resign and assume the same responsibilities with the Montana corporation. In any event, all of our investment decisions are made by Connie S. Farris who has substantial prior experience in the mortgage industry. Global Express Capital Mortgage offers its investors the opportunity to invest in mortgage loans that finance the construction of individual single family residences in Las Vegas, Nevada.

      Our Manager manages and controls our affairs and has the responsibility and final authority in almost all matters affecting our business. We do not have our own employees or officers and the employees of our Manager carry out our operations with its employees at its offices. The duties of our Manager include, without limitation:

            o     dealings with members of Global Express Fund;

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

      Our Manager obtains borrowers through approved advertisements, referrals and repeat business, and obtains investors interested in funding the loan in the same manner. It then matches the two together in compliance with Nevada law. Our Manager obtains a loan and then processes the application. When processing a loan, our Manager:

            o     orders and reviews a property title search,

            o     performs a property inspection,

            o obtains an appraisal if it deems it to be necessary and reviews the appraisal for reasonableness, and

            o performs credit underwriting through borrower interviews, credit reports and reviews borrowers' and principals' financials.

      Our Manager operates Global Express Fund at its own expense and pays all expenses of our operation, including, without limitation, servicing of loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns.

      Our Manager acts as a mortgage broker originating many separate loans, each of which is separately funded by institutions and individuals. In contrast, we invest in loans with our own funds. Our assets are a pool of loans, the distributions from and proceeds of which are passed through unit holders. The assets of our Manager are primarily receivables in the form of evaluation, processing, origination and servicing fees.

      Since September 2000, our Manager has acted as mortgage brokers for the investment of mortgage notes by approximately 228 investors in approximately 21 loans, approximating $8,703,339 as of December 31, 2002. Our Manager services all loans funded.

      None of the loans closed as of December 31, 2002 by our Manager have gone into default or foreclosure.

      The information on prior performance of our Manager is presented as background information only. Investors in our Offering will have no right in, and no obligations with respect to, such investments. It should not be assumed that we will experience results comparable to that of our Manager. Performance will vary from time to time and past results are not necessarily representative of future results. Each investment is unique and various factors can influence the performance of such investments, including geographic location, market fluctuations and variations in operating expenses.

Employees

      As of December 31, 2002, we do not have our own employees. The employees of our Manager carry out our operations with their employees. As of December 31, 2002, our Manager employed 4 persons, including the Chief Executive Officer and Chief Financial Officer of Global Express Fund, an administrative assistant and a title insurer. We employ so many of our Manager's employees as is necessary to conduct our business.

Competition

      Our competitors consist primarily of conventional mortgage lenders and mortgage loan investors including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and our Manager compete have substantially greater financial, technical and other resources than either Global Express Fund or our Manager. There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. There is no dominant competitor in this sector. No particular competitor dominates the market. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investments in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage investments as we would otherwise obtain, which would affect our revenues and the distributions made to our unit holders.

Regulations

      We acquire mortgage loans secured by properties primarily located in the States of Nevada, California, Arizona, Utah and Florida some of which are states in which the principals of our Manager have conducted real estate business. These States do not require us to be licensed as a mortgage lender or mortgage broker to acquire loans that are made by a company duly licensed to make mortgage loans. Our Manager and its affiliates are properly licensed in all states where they originate mortgage loans. We acquire mortgage loans from our Manager and its affiliates. Global Express Fund is not and does not intend to be licensed to make mortgage loans. When we acquire or service loans we are subject to many of the same rules and regulations that govern the activities of lenders and when our Manager has made these loans it also is subject to these rules and regulations. These normally impact, among other things, the types of advertising and other marketing efforts a lender can use to solicit borrowers, the interest that can be charged and the manner in which loans are closed and serviced. We and our Manager undertake efforts to comply with all applicable rules and regulations that govern our acquisition or our Manager's making of mortgage loans in each state. Global Express Fund or our Manager's failure to comply with these rules and regulations, or the assertion by a state that we are required to be licensed, could impact our ability to acquire or enforce our loans in that state, thereby reducing the possible return to our unit holders.

      Our Manager is licensed to broker mortgage loans in the State of Nevada and is subject to rules and regulations governing the activities of mortgage brokers. These normally impact, among other things, the types of advertising and other marketing efforts a mortgage broker can use to solicit borrowers and the manner in which loans are closed. Our Manager conducts its real estate mortgage business under a "privileged" mortgage broker's license in the State of Nevada. As a licensed mortgage broker in this state, our Manager is subject to on site examinations by the financial institutions division of the State of Nevada, which also reviews its advertising, mandates strict record maintenance, and reviews its financial reporting, including its financial statements and monthly activity reports. Our Manager undertakes efforts to comply with all applicable rules and regulations in each state where it conducts business. An assertion by any of the states that our Manager has failure to comply with these rules and regulations could adversely impact on our Manager's ability to conduct its business, including its management of Global Express Fund.

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

Additional Risks

      An investment in Global Express Fund is subject to significant risks including, without limitation, the following:

      o There is no public market for the resale of the units and we do not expect one will ever develop. Also, the sale and transfer of the units is severely restricted and therefore, unit holders must be prepared to forego the use of the invested funds until we return their investment.

      o We have a limited operating history and assets. We completely rely on our Manager, its employees and facilities, and our Manager has limited operating experience in managing a real estate fund. Unit holders have limited voting rights and no opportunity to evaluate the terms of mortgages, the real property that is our collateral or other financial data concerning our loans and therefore you must be prepared to rely heavily upon our Manager to manage Global Express Fund. Also our Manager can dissolve Global Express Fund at any time and unit holders could lose a significant part of their investment.

      o We may invest a substantial portion of the proceeds of our Offering in loans made for the construction of property and if the value of the properties serving as collateral for our loans is reduced, the borrower's ability to repay the loans would be reduced, which may delay or reduce the Unit holders' return. Any defaults on our loans may decrease our revenues and distributions to you.

      o Our mortgage loans are secured by properties in primarily five states and therefore any economic downturn in these states or in the type of property may significantly delay or reduce the return of the Unit holders' investment.

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

      o Our Manager and its affiliates sell us the mortgage loans or receive a commission as a broker for the loans. This could result in our Manager selecting loans that have a higher interest rate and greater risk.

      o Our Manager and its affiliates receive substantial fees in connection with our Offering and our ongoing operations.

ITEM 2. DESCRIPTION OF PROPERTY.

      As of December 31, 2002 we do not have our own facilities. We share office space with our Manager at 8540 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123; tel. number 702-794-4411. The offices consist of approximately 8,000 square feet of which approximately 2,000 square feet is utilized for the operations of Global Express Fund. Our Manager holds a 5-year lease for the facility which expires in April 1, 2006. The lease provides for an annual payment of $11,500. We do not, nor do we intend to, pay our Manager any overhead or other compensation for providing us with its personnel and equipment.

      We make or purchase entire or fractional interests in acquisition, development, construction and bridge or interim loans. These loans will be secured by first or second deeds of trust or first or second mortgages on undeveloped land, single and multiple family residential units or developments and commercial buildings or developments, either existing or under construction, located in the United States. See Item 1. "Description of Business" regarding our investments in mortgage loans.

ITEM 3. LEGAL PROCEEDINGS.

      Except as described below, we are not a party to any pending legal, administrative or juridical proceeding, and our property is not the subject of any such proceeding, other than actions arising in the ordinary course of our business.

      On April 16, 2003, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against Global Express Fund and its manager, Global Express Capital Mortgage. Merrill performed financial printing services for Global Express Fund. Merrill is seeking judgment against Global Express Fund and its manager in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all costs and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees. Global Express Fund has answered and denied the allegations and asserted the affirmative defense that Merrill lacks long arm jurisdiction over Global Express Fund. In March 2003, Merrill made a motion for summary judgment which Global Express Fund intends to defend.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the unit holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      a.. There is no established public trading market for the trading of our units.

      b. There were 377 account holders as of March 25, 2003.

      c. Generally on a monthly basis, we distribute to unit holders a return on their pro rata share: (i) of the interest earned on mortgage loans that are not delinquent, (ii) of the interest earned on our cash investments, (iii) at the time payment is made of principal repayments of our mortgage loans and (iv) of late fees and extension fees at the time such fees are owned. As of December 31, 2002, we distributed approximately $427,883 to unit holders holding 226 accounts.

      We offer to our investors and existing unit holders the opportunity to automatically reinvest distributions of interest received from mortgage loans or from cash held by Global Express Fund, and/or automatically reinvest distributions of principal generated from the repayment of mortgage loans, including late fees and extension fees, or foreclosure loans or the prepayment of mortgage loans, in exchange for additional units of ownership interest in Global Express Fund.

Use of Proceeds

      On October 4, 2001, our Registration Statement on Form S-11 (Registration #: 333-55098), as amended, became effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in Global Express Fund at $1,000 per unit for an aggregate purchase price of $100,000,000. However, we did not commence the Offering until January 17, 2002. Our lead underwriter, Global Express Securities, Inc., an NASD licensed broker-dealer, who is also an affiliate of our Manager, is offering and selling the units, but it may also engage other broker-dealers to sell our units. As of December 31, 2002, we have sold an aggregate of 11,102 units for an aggregate purchase price of $11,101,829.

      As of December 31, 2002, all expenses incurred in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders' fees, expenses paid to or for our underwriter, other expenses and total expenses were paid by our Manager in accordance with our expense sharing agreement.

      Therefore, we received the entire $11,101,829 in gross proceeds from the Offering.

      From January 17, 2002 to December 31, 2002, an aggregate of approximately $11,101,829 of gross proceeds received from the Offering have been used to make mortgage loans, or purchase entire or fractional interests in mortgage loans that are made for the acquisition, development or construction of commercial or single or multiple family residential real estate in the United States. The mortgage loans are secured by whole or partial interests in first and/or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential and commercial real estate located in the United States, predominantly in the States of Nevada, Utah and Arizona, with the balance in California, Texas, and Florida. The number of loans we acquire will increase with the amount of proceeds we obtain. Funds held by us that have not yet been used to make or acquire mortgage loans are deposited in interest-bearing bank accounts, money market funds or used to purchase short-term U.S. Treasury bills, which earn interest at short-term interest rates. Investors are entitled to a pro-rata portion of the short-term interest earned.

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

      On October 4, 2001, our Registration Statement on Form S-11, as amended (the "Prospectus"), became effective with the SEC for the initial public offering of up to 100,000 units of ownership interest at $1,000 per unit (the "Offering"). The Offering commenced on January 24, 2002.

      As of December 31, 2002 and March 25, 2003, pursuant to the Offering, we sold 11,102 and 22,575 units, respectively, of membership interest in Global Express Fund, raising an aggregate of $ $22,574,785. We will continue to offer to the public units of membership interest in Global Express Fund in accordance with the terms and conditions of the Prospectus.

Investments

      In April 2002, we completed the minimum Offering and funded our first loan at $1,517,000 which is secured by a first deed of trust in real property located in the State of Nevada. As of December 31, 2002, we funded a total of 21 loans aggregating $10,382,846, 12 loans of which are secured by first deeds of trust and 9 loans of which are secured by second deeds of trust in real property. As of March 25, 2003, we funded loans aggregating $21,777,679 and had cash on hand of approximately $797,000. The loans were made on properties located in Nevada (21 loans) Utah (2 loans) and Arizona (1 loan). These loans mature in twelve months at interest rates of 13.5% to 18% per annum. The dates of maturity may be extended for one year at the sole option of Global Express Fund and shall be subject to an extension fee of 1% for such extension. As of December 31, 2002, we distributed to members of Global Express Fund an aggregate of $427,883. Subsequent to the balance sheet date, $387,777 was distributed to members of Global Express Fund and $95,824 was rolled-over into new units of membership interest.

Plan of Operation

      We intend to continue to raise funds pursuant to the Offering and invest in mortgage loans where its collateral is real property located in the United States. Our Manager will select the mortgage loans for Global Express Fund to invest and will also assist us by obtaining, processing and managing these loans. We believe that we will have an adequate number of opportunities to invest in mortgage loans in the United States when funds raised in the Offering are made available to Global Express Fund.

      During 2002, our Manager paid all costs incurred by Global Express Fund in its operations, including accounting, legal, and administrative expenses and fees. For the year ended December 31, 2002, the expenses for Global Express Fund paid for by our Manager, totaled approximately $250,000. Our Manager has agreed to continue to pay all costs incurred by us during the Offering. Therefore, we do not anticipate needing additional funds to satisfy its cash requirements during this period.

      For the year ended December 31, 2002, we had revenues of $427,883, consisting primarily of interest income generated from loans.

      We are currently utilizing for its operations the personnel and office equipment of our Manager and do not anticipate during 2003 hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses. We will not pay our Manager any overhead or other compensation for providing us with its personnel and equipment.

      In February 2003, we provided to all investors between March 1, 2002 and January 9, 2003, the opportunity to rescind their purchase of units in Global Express Fund. Section 10(a)(3) of the Securities Act of 1933, as amended (the "Act") requires that information contained in a prospectus used more than nine months after the effective date of the Registration Statement be of a date not more than 16 months prior to such use. Our Prospectus contained audited financial statements dated June 30, 2001, which became stale on October 31, 2002. We believed that since we did not commence operations until the initial closing of the Offering on April 30, 2002, the financial information in our Prospectus and the financial information in our Form 10-KSB for December 31, 2001, were virtually the same, all zeros except for $10 of cash. However, since they were of a different date, our Prospectus was not in compliance with the requirements of Section 10(a)(3) of the Act. As of the date of the rescission offer, we had sold an aggregate of $2,348,500 of securities since October 31, 2002. One reason we made the rescission offer was to reduce contingent liabilities to the purchasers. If we violated the registration requirements of the Act, investors since October 31, 2002, could seek rescission of their purchases and recover the consideration paid for the securities with interest at the legal rate less income received on the security. Therefore, we provided to all unit holders since October 31, 2002 the opportunity to rescind their purchase of units in Global Express Fund. No investor sought rescission and every investor reconfirmed their investment in Global Express Fund.

ITEM 7. FINANCIAL STATEMENTS.

      The information required under this Item appears in a separate section following Item 14 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            The information required under Item 304(a) of Regulation S-B has previously been disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2003 and as amended in a current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2003. No disclosure is required under Item 304(b) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      We do not have any directors or officers. We are managed by Global Express Capital Mortgage. The sole director and officer of Global Express Capital Mortgage is Connie S. Farris.

      Connie S. Farris, age 58, has over 36 years of experience in the mortgage industry. Mrs. Farris is the president, chief executive officer, secretary and director of Global Express Capital Mortgage, our Manager, which she founded in August 1999. Global Express Capital Mortgage specializes in the brokerage of home mortgages and private investment loans for construction and commercial projects. From September 1992 to August 2000, Mrs. Farris served as the president of Global Financial, Inc., a company engaged in mortgage banking and mortgage brokerage. Global Express Capital Corporation, wholly-owned by Mrs. Farris, owns all of the outstanding capital stock of our Manager and our lead underwriter, Global Express Securities, Inc.

Compliance with Section 16(a) of the Exchange Act

Global Express Fund is not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION.

      Our Manager is entitled to receive compensation fees, including loan origination or brokerage fees, loan evaluation and processing fees and participation in proceeds from the sale, refinancing or other disposition of collateral, each ranging from 2% to 5% of each loan, as well as servicing fees and loan extension fees.

      Our Manager received approximately $373,000 in income during 2002 with respect to (i) loan origination or brokerage fees, (ii) loan evaluation and processing fees, and (iii) fees for administering loans of Global Express Fund.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of March 25, 2003, no person or entity beneficially owns more than 5% of the ownership interest in Global Express Fund. Our Manager made a $10 contribution to Global Express Fund, but owns no interest in us. Global Express Fund will be entirely owned by investors.

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

                                                                        PERCENT OF
                                            SHARES OF                   COMMON STOCK
                                            COMMON STOCK                BENEFICIALLY
NAME                                        BENEFICIALLY OWNED          OWNED (1)
------------------------------------------------------------------------------------------
Connie S. Farris                                   15,000                  100%
c/o Global Express Capital Mortgage
8540 South Eastern Avenue, Suite 200
Las Vegas, Nevada 89123

All officers and directors as a group              15,000                  100%
(1 person)

----------------
(Connie S. Farris owns 100% of the outstanding capital stock of Global Express Capital Corporation. Global Express Capital Corporation owns 100% of the outstanding capital stock of each of our manager, Global Express Capital Mortgage, and our lead underwriter, Global Express Securities, Inc.)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Certain relationships exist among us, our Manager and our lead underwriter, Global Express Securities, Inc. ("Global Express Securities"), in our Offering of 100,000 units at $1,000 per unit, and the officers, directors and other affiliates of our Manager and Global Express Securities. Our Manager, Global Express Securities and their officers, directors and affiliates are engaged in business activities involving real estate lending and expect to engage in additional business activities which may be competitive to us and also arrange for the origination or purchase of mortgage loans for other clients. Accordingly, these relationships we have with our Manager and Global Express Securities may result in various conflicts of interest. See Item 1. "Business-Conflicts of Interest."

      Global Express Capital Corporation which is wholly owned by Connie S. Farris, owns all of the outstanding capital stock of our Manager and all of the outstanding capital stock of our lead underwriter, Global Express Securities. Mrs. Farris is the president, chief executive officer, secretary and a director of our Manager. Neither our Manager, nor Global Express Securities owns an interest in Global Express Fund which is entirely owned by investors.

      Approximate fees received by the Manager of Global Express Fund in 2002 was $350,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

         Exhibit No.          Description of Exhibit
         -----------          ----------------------

               3.1 Articles of Organization, as amended (Incorporated by Reference to the Registrant's Registration Statement on Form S-11 (No. 333-55098) filed on February 6, 2001)

               4.1 Amended and Restated Operating Agreement of Global Express Capital Real Estate Investment Fund I, LLC (A Nevada Limited Liability Company) dated as of March 11, 2003. (Incorporated by Reference as Exhibit B to Post-Effective Amendment No. 8 to Registrant's Registration Statement on Form S-11 filed on March 25, 2003)

               4.2 Form of Unit Certificate (Incorporated by Reference to Amendment No. 4 of Registrant's Registration Statement on Form S-11 filed on September 27, 2001)

               10.1 Expense Sharing Agreement dated March 24, 2003 by and between Global Express Real Estate Investment Fund I, LLC and Global Express Capital Mortgage.*

               99.1 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. *

----------------
*     Filed Herewith

(b)   Reports on Form 8-K

      None.

ITEM 14. CONTROLS AND PROCEDURES

      Global Express Fund is an Asset-Backed Issuer as defined under the Securities Exchange Act of 1934 and not required to disclose the information required by this item.

TABLE OF CONTENTS
                                                                        Page No.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

                 Statement of Assets                                       2


                 Statement of Liabilities &  Equity                        3


                 Statement of Revenue & Expenses                           4


                 Statement of Shareholder's Equity                         5


                 Statement of Cash Flows                                   6



SUPPLEMENTAL INFORMATION



                 Notes to Financial Statements                           7-10

James R. Bonzo
Certified Public Accountant



                               INDEPENDENT AUDITORS' REPORT


To the Members of
Global Express Capital Real Estate Investment Fund I, LLC
Las Vegas, Nevada


I have audited the accompanying balance sheet of Global Express Capital Real Estate Investment Fund I, LLC. as of December 31, 2002 and 2001 and the related statement of operations and accumulated deficit and earning, changes in members' equity, and cash flows for December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Express Capital Real Estate Investment Fund I, LLC. as of December, 31, 2002 and 2001, and the result of its operations, cash flows and changes in members' equity for the periods ended December 31, 2002 and 2001, in accordance with generally accepted accounting principles in the United States of America.




James R. Bonzo CPA
Las Vegas, Nevada
February 25, 2003



                4086 Spring Leaf Drive, Las Vegas, Nevada 89147
                      Tel 702-367-4483 o Fax 702-367-8864
________________________________________________________________________________
 Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants Member of the Las Vegas
                              Chamber of Commerce

                           GLOBAL EXPRESS CAPITAL REAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                               STATEMENT OF ASSETS
                               12/31/2002 and 2001



                                     ASSETS

CURRENT ASSETS                                           12-31-02       12-31-01
                                                       -----------      --------

  Cash in Bank                                         $   718,983        $ --
                                                       -----------        ------

           TOTAL CURRENT ASSETS                            718,983          --



MORTGAGES HELD FOR OR INVESTMENTS                        8,703,339          --

OTHER ASSETS
Real Estate held for Investment                          1,679,507          --
                                                       -----------        ------
   TOTAL ASSETS                                        $11,101,829        $ --
                                                       ===========        ======





See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                        STATEMENT OF LIABILITIES & EQUITY
                               12/31/2002 and 2001



                        LIABILITIES AND SHAREHOLDER'S EQUITY


                                   LIABILITIES

 LIABILITIES                                       12-31-02            12-31-01
                                                 -----------           --------

  Accounts Payable                               $         0            $  --
                                                 -----------            -----

           TOTAL LIABILITIES                               0               --


  MEMBERS' EQUITY

  Capital Contributions                           11,101,829               --
                                                 -----------            -----
   TOTAL EQUITY                                   11,101,829               --
                                                 -----------            -----
   TOTAL LIABILITIES & EQUITY                    $11,101,829            $  --
                                                 ===========            =====






See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                             STATEMENT OF OPERATIONS
                        YEAR ENDED 12-31-02 and 12-31-01



INCOME AND EXPENSE                                  12-31-02          12-31-01
                                                   -----------        ----------

  Revenue                                          $   427,883            --

COST OF REVENUE
  Commissions and Salaries                                   0            --
  Refunds                                                    0            --
                                                   -----------          ------
TOTAL COST OF REVENUE                                        0            --

           GROSS PROFIT                                427,883            --

EXPENSES



                                                   -----------          ------
          TOTAL EXPENSES                                     0            --

NET INCOME (LOSS)                                  $   427,883            --
                                                   ===========



See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        YEAR ENDED 12-31-02 and 12-31-01


                                         Additional  Distributions     Total
                             Common       Paid-in         To          Member's
                              Stock       Capital       Members        Equity
                           -----------   ----------  -------------  -----------

Balance, Begining          $        10    $    --      $    --      $        10

Capital Contribution        11,101,819          0           --       11,101,819
Distributions                       --         --       42,783
                           -----------    -------      -------      -----------

Balance, Ending            $11,101,829    $     0      $     0      $11,101,829
                           ===========    =======      =======      ===========




See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                             STATEMENT OF CASH FLOWS
                        YEAR ENDED 12-31-02 and 12-31-01


                                                Period ended 12/31/2002 and 2001
                                                     2002             2001
Cash flows from operating activities

  Net income                                     $    427,883        $  --
Adjustments for non-cash transactions
  less: depreciation                                     --              0
                                                 ------------        -----
    Total adjustments                                 427,883            0

Net cash provided (used) by operating            ------------        -----
    activities                                        427,883            0


Cash flows from investment activities

Increase in Capital Contributions                  11,101,829            0
Increase in Mortgages held for sale                (8,703,339)
Increase in real estate held for inestment         (1,679,507)
                                                 ------------        -----
Net Cash provided (Used) by investment
    activities                                        718,983            0


Net Cash Increase or Decrease in Period

  Cash at start of period                                   0            0
                                                 ------------        -----
  Cash at end of period                          $    718,983        $   0
                                                 ============        =====


See accompanying accountant report.

                       Global Express Capital Real Estate
                             Investment Fund I, LLC
                          Notes to Financial Statements
                             As of December 31, 2002


Note 1 - Organization and Purpose

     Global Express Capital Real Estate Investment Fund I, LLC (the "Fund") filed Articles of Organization as a Limited Liability Company on November 21, 2000 in the State of Nevada. The managing member of the Fund is Conrex International Financial Inc. d/b/a Global Express Capital Mortgage. The liability of the members shall be eliminated and limited to the maximum extent permitted by Section 86.271 and any other applicable section of the LLC law.

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



See accompanying accountant's report.

                       Global Express Capital Real Estate
                             Investment Fund I, LLC
                    Notes to Financial Statements (Continued)
                             As of December 31, 2002


Note 2 - Summary of Significant Accounting Policies (Continued)


     Property and Equipment

     The company operates, using the assets of affiliated companies.

     Advertising

     Advertising costs are to be expensed when incurred. Advertising expenses for year ended December 31, 2002 are $0.00.

     Income Taxes

     The Company has elected under the Internal Revenue Code to be taxed as a partnership. In lieu of partnership income taxes, the Members' of the LLC are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

     Mortgages Held for Long-term Investment

     The Fund will make direct investments in mortgage loans through origination purchase of entire or fractional interests. The Fund will have legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans' carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of December 31, 2002, there have been no such reductions.


See accompanying accountant's report.

                       Global Express Capital Real Estate
                             Investment Fund I, LLC
                    Notes to Financial Statements (Continued)
                             As of December 31, 2002


Note 2 - Summary of Significant Accounting Policies (Continued)


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


     Company Term

     The Company will cease operating on December 31,2016. Prior to dissolution, unanimous written consent of the members or the written consent of the manager is required.





See accompanying accountant's report.

                       Global Express Capital Real Estate
                             Investment Fund I, LLC
                    Notes to Financial Statements (Continued)
                             As of December 31, 2002


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

     As part of this arrangement the Manager may receive substantial fees and other compensation, including charges to borrowers for originating loans, participations in proceeds from the sale, refinancing or other disposition of the real estate securing the loans after repayment of such loans and fees for managing or selling any property received in connection with loan foreclosure or workout. These charges, participations, and fees will not be reflected on the records of the Fund. As of December 31, 2002, there were no amounts related to these charges, participations and fees. The Fund is unable to make an estimate of these charges, participations and fees for the foreseeable future as of December 31, 2002. When these charges, participations and fees become known to the Fund, they will be properly disclosed in the appropriate financial statements.

Note 4 - Warrants and Options

     There are no warrants or options outstanding to acquire any additional shares of equity that are not disclosed in the equity section of the balance sheet.




See accompanying accountant's report.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2003                  GLOBAL EXPRESS CAPITAL REAL ESTATE
                                      INVESTMENT FUND I, LLC

                                      By:  Conrex International Financial, Inc.
                                      d/b/a Global Express Capital Mortgage,
                                      its Manager


                                          /s/ Connie S. Farris
                                      -----------------------------------------
                                              Connie S. Farris
                                              President, Chief Executive and
                                              Secretary (Principal Executive
                                              Officer)

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

 /s/ Connie S. Farris               President, Chief Executive Officer,           April 8, 2003
------------------------------      (Principal Executive and Financial Officer)
    Connie S. Farris                and Secretary of Manager

                                 CERTIFICATIONS

I, Connie S. Farris, certify that:

1. I have reviewed this annual report on Form 10-KSB of GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 8, 2003               By:  /s/ Connie S. Farris
                                     ------------------------------------------
                                  Connie S. Farris
                                  Chief Executive Officer, President and
                                  Secretary (Principal Executive Officer)
                                  of Conrex International Financial, Inc.
                                  d/b/a Global Express Capital Mortgage,
                                  Manager of Global Express Capital Real Estate
                                  Investment Fund I, LLC

I, Lou Ann Kicker, certify that:

1. I have reviewed this annual report on Form 10-KSB of GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003           By: /s/ Lou Ann Kicker
                                 -----------------------------------------------
                                   Lou Ann Kicker
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                   of Conrex International Financial, Inc.
                                   d/b/a Global Express Capital Mortgage,
                                   Manager of Global Express Capital Real Estate Investment Fund I, LLC