Form 10QSB
period 2003-03-31
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2003-05-20
CIK 1133505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 33,024 units of membership interest of the registrant outstanding as of May 14, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

                                                                      Page No.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

                 Balance Sheet                                          2-3

                 Statement of Operations                                 4

                 Changes in Members' Equity                              5

                 Statement of Cash Flows                                 6

NOTES TO FINANCIAL STATEMENTS                                          7 - 9

ITEM 2           MANAGEMENT'S DISCUSSSION AND ANALYSIS
                 OR PLAN OF OPERATION                                 10 - 12

                 PART II OTHER INFORMATION                              13

                 SIGNATURES                                             14

                 EXHIBITS                                               15

James R. Bonzo
Certified Public Accountant

                          INDEPENDENT AUDITORS' REPORT

To the Members of
Global Express Capital Real Estate Investment Fund I, LLC
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Global Express Capital Real Estate Investment Fund I, LLC. As of March 31, 2003 and the related statement of operations , changes in members' equity, and cash flows for March 31, 2003 and March 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my reviews.

In may opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Express Capital Real Estate Investment Fund I, LLC. as March 31, 2003 and the result of its operations, cash flows and changes in members' equity for the periods ended March 31, 2003 and March 31, 2002 in accordance with generally accepted accounting principles in the United States of America.

James R. Bonzo CPA
Las Vegas, Nevada
May 12, 2003

       4086 Spring Leaf Drive, Las Vegas, Nevada 89147 o Tel 702-367-4483
                               o Fax 702-367-8864

--------------------------------------------------------------------------------
      Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants Member of the
                          Las Vegas Chamber of Commerce

                           GLOBAL EXPRESS CAPITAL REAL
                           ESTATE INVESTMENT FUND LLC
                                  BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)

                                     ASSETS
CURRENT ASSETS                                                        03-31-03
                                                                     -----------

  Cash in Bank                                                       $   312,713
                                                                     -----------

           TOTAL CURRENT ASSETS                                          312,713

MORTGAGES HELD FOR OR INVESTMENTS                                     11,358,989

OTHER ASSETS
Real Estate held for Investment                                       11,933,895
                                                                     -----------
   TOTAL ASSETS                                                      $23,605,598
                                                                     ===========

See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                           ESTATE INVESTMENT FUND LLC
                                  BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)

                         LIABILITIES AND MEMBERS' EQUITY

                                   LIABILITIES

LIABILITIES                                                          03-31-03
                                                                   ------------

  Accounts Payable                                                 $          0
                                                                   ------------

           TOTAL LIABILITIES                                                  0

MEMBERS' EQUITY
  Members' Equity                                                             0
  Contributed Capital                                                12,503,769
  Retained Earnings                                                     562,547
  Distributions to Members                                             (562,547)
                                                                   ------------
   TOTAL EQUITY                                                      12,503,769
                                                                   ------------
   TOTAL LIABILITIES & MEMBER'S EQUITY                             $ 12,503,769
                                                                   ============

See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                           ESTATE INVESTMENT FUND LLC
                             STATEMENT OF OPERATIONS
                                 March 31, 2003
                                   (unaudited)

INCOME AND EXPENSE                                   03-31-03            3-31-03
                                                     --------           --------

  Revenue                                            $562,547           $     --

COST OF REVENUE
  Commissions and Salaries                                  0                  0
  Refunds                                                   0                  0
                                                     --------           --------
TOTAL COST OF REVENUE                                       0                  0

          GROSS PROFIT                                562,547                  0

EXPENSES
                                                     --------           --------
          TOTAL EXPENSES                                    0                  0

NET INCOME (LOSS)                                    $562,547           $     --
                                                     ========           ========

See accompanying accountant report.

                           CHANGES IN MEMBERS' EQUITY
                               1-01-02 to 03-31-02

                                                                Distributions         Total
                             Common               Net                To              Member's
                              Stock              Income            Members            Equity
                           ------------       ------------      -------------      ------------
Balance, Begining          $          0       $         --        $      --        $          0

Capital Contribution                 10                  0               --                  10
Net Income                                               0                                    0
Member Distributions                 --                 --                0                   0
                           ------------       ------------        ---------        ------------

Balance, Ending            $         10       $          0        $       0        $         10
                           ============       ============        =========        ============

                           ESTATE INVESTMENT FUND LLC
                           CHANGES IN MEMBERS' EQUITY
                              1-1-03 ENDED 03-31-03

                                                                                       Total
                             Common             Retained           Members           Member's
                              Stock             Earnings        Distribution          Equity
                           ------------       ------------      ------------       ------------
Balance, Begining          $ 11,101,829       $         --        $                  11,101,829

Capital Contribution         12,503,769                  0        $                  12,503,769
Net Income                                         562,547                              562,547
Members Distribution                 --                            (562,547)           (562,547)
                           ------------       ------------        ---------        ------------

Balance, Ending            $ 23,605,598       $    562,547        $(562,547)         23,605,598
                           ============       ============        =========        ============

See accompanying accountant report.

                           GLOBAL EXPRESS CAPITAL REAL
                       REAL ESTATE INVESTMENT FUND I, LLC
                             STATEMENT OF CASH FLOWS
                                 March 31, 2003

                                                 Period ended       Period ended
                                                   03-31-03           03-31-02
Cash flows from operating activities

  Net income                                     $    562,547       $         --
Adjustments for non-cash transactions
  less: depreciation
                                                 ------------       ------------
    Total adjustments                                 562,547                  0

Net cash provided (used) by operating
    activities                                        562,547                  0

Cash flows from investment activities

Increase in Capital Contributions                  12,503,769                 10
Change in Distributions                              (562,547)                 0
Increase in Mortgages held for sale                (2,655,650)                 0
Increase in real estate held for investment       (10,254,389)                 0
                                                 ------------       ------------
Net Cash provided (Used) by investment
    activities                                       (968,817)                10

Net Cash Increase or Decrease in Period              (406,270)                 0

  Cash at start of period                             718,983                  0
                                                 ------------       ------------
  Cash at end of period                          $    312,713       $         10
                                                 ============       ============

See accompanying accountant report.

                       Global Express Capital Real Estate
                             Investment Fund I, LLC
                          Notes to Financial Statements
                              As of March 31, 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND PURPOSE

      Global Express Capital Real Estate Investment Fund I, LLC (the "Fund") filed Articles of Organization as a Limited Liability Company on November 21, 2000 in the State of Nevada. The manager of the Fund is Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage. Subsequent to March 31, 2003, the manager of the Fund was replaced with a newly formed Montana LLC, named Global Express Capital Mortgage Corp. The liability of the members shall be eliminated and limited to the maximum extent permitted by law.

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

      Income Taxes

      The Company has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the Members' of the Fund are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

      Mortgages Held for Long-Term Investment

      The Fund makes direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund has the legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans' carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of March 31, 2003 there have been no such reductions.

      Loan Fees and Costs

      Net loan fees and costs associated with the mortgage loans held for investments are received by and paid by the Fund Manager. See Note 3 for information related to the loan fees and costs and how they are accounted.

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

NOTE 3 - RELATED PARTY TRANSACTIONS -

      Loans can be originated by, Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage, the Manager of the Fund or any other licensed mortgage broker. As part of this agreement, the Manager operates and services the Fund at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns. The Manager has also agreed to pay for the expenses of the offering, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. These fees are reflected on the books of the broker dealer, Global Express Securities and paid by the Manger of the Fund through a capital contribution to Global Express Securities.

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

      NOTE 5 - SUMMARY OF FUND'S ACTIVITIES

      As of March 31, 2003, the fund's activities were as follows:

      Funds raised up to March 31, 2003:                       $23,605,598
      Funds invested in mortgage loans up to March 31, 2003:   $11,358,989
      Funds distributed to members up to March 31, 2003        $   309,549
      Funds payable to members as of March 31, 2003:           $   252,997
         Other Asset (Real Estate Held For Investment)         $11,933,895

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

As of March 31, 2003 and May 13, 2003, pursuant to the Offering, the Company sold 23,606 and an additional 10,389 units, respectively, of membership interests in the Company, raising an aggregate of $33,995,840. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

Investments

In April 2002, the Company funded its first loan at $1,517,000, which is secured by a first deed of trust in real property located in the State of Nevada. As of March 31, 2003, the Company had funded a total of fifteen (24) loans aggregating $11,358,989, all but two of which are secured by first deeds of trust in real property located in Nevada, Utah, and Arizona As of May 13, 2003, the Company had funded loans aggregating $12,290,243. These loans mature in twelve months at an interest rate ranging from 13.5% - 18.00% per annum. The dates of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension. As of March 31, 2003, the Company had distributed to Members an aggregate of $562,547 of which $106,807 was rolled over by members into new Units.

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

During 2003, our Manager will pay the costs incurred by our broker dealer , Global Express Securities for the its operations, including accounting, legal, and administrative expenses and fees for the sale of Global Express Capital Real Estate Fund I. These expenses do not appear on the financial statements of the Fund. However, they will appear on the Global Express Securities financial statements and paid by the manager of the Fund through a capital contribution to Global Express Securities. Therefore, the Fund does not anticipate the need of additional funds to satisfy its cash requirements during this period.

For the three months ended March 31, 2003, the Company had revenues of $562,547 derived from interest income generated from loans.

The Company is currently utilizing for its operations the personnel and office equipment of its Manager and does not anticipate during 2003 hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses. The Company is not required, pursuant to the Expense Sharing Agreement; to pay its Manager any overhead or other compensation for providing the Company with its personnel and equipment.

The Company has not committed itself to make any acquisitions and it has not entered into any arrangements or other transactions other than with its affiliated broker-dealer in the Offering, the cost of which will be paid by the Company's Manager. The Company has not incurred any indebtedness since the commencement of its operations nor does it intend to establish a line of credit in the near term.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not a party to any pending legal administrative or juridical proceedings, and our property is not the subject of any such proceeding , other than actions arising in the ordinary course of our business.

On April 16, 2002, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against Global Express Capital Real Estate Investment Fund I, LLC (the "Company") and its manager, Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage. Merrill performed financial printing services for the Company. Merrill is seeking judgment against the Company and its manager in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all costs and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees. The Company has answered and denied the allegations and asserted the affirmative defense that Merrill lacks long arm jurisdiction over the Company. In March 2003, Merrill made a motion for summary judgment that Global Express Real Estate Fund I, LLC is defending.

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

Dated: May 19, 2003                     Global Express Capital Real Estate
                                        Investment Fund I, LLC

                                        By: Conrex International Financial, Inc.
                                            d/b/a Global Express Capital
                                            Mortgage, its Manager


                                             /s/ Connie S. Farris
                                            ------------------------------------
                                            Connie S. Farris, President
                                            (Principal Executive Officer)


                                             /s/ Lou Ann Kicker
                                            ------------------------------------
                                            Lou Ann Kicker, Executive Vice
                                            President
                                            (Principal Accounting Officer)

                                  CERTIFICATION

      I, Connie Farris, Chief Executive Officer of Global Express Capital Real Estate Investment Fund, I, LLC., certify that:

      1. I have reviewed this Periodic Report on Form 10-QSB of Global Express Capital Real Estate Investment Fund, I, LLC;

      2. Based on my knowledge, this Periodic Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Periodic Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Periodic Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Periodic Report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Periodic Report ("Evaluation Date"); and

      iii. Presented in this Periodic Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this Periodic Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 19, 2003                       /s/ Connie S. Farris
                                        ----------------------------------------
                                        Connie Farris
                                        Chief Executive Officer

                                  CERTIFICATION

      I, Lou Ann Kicker, Chief Financial Officer of Global Express Capital Real Estate Investment Fund, I, LLC., certify that:

1. I have reviewed this Periodic Report on Form 10-QSB of Global Express Capital Real Estate Investment Fund, I, LLC;

2. Based on my knowledge, this Periodic Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Periodic Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Periodic Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Periodic Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the registrant and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      ii. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Periodic Report ("Evaluation Date"); and

      iii. Presented in this Periodic Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

      i. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. I have indicated in this Periodic Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 19, 2003                       /s/ Lou Ann Kicker
                                        ----------------------------------------
                                        Lou Ann Kicker,
                                        Executive Chief Financial Officer