Form 10QSB
period 2003-06-30
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2003-08-19
CIK 1133505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                        Commission file number: 333-55098

           Global Express Capital Real Estate Investment Fund I, LLC (Exact name of small business issuer as specified in its charter)

                Nevada                                         88-0480840
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                         Identification No.)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 44,780 units of membership interest of the registrant outstanding as of August 14, 2003.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                    - INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6 Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBITS

      31.1  Certification of the Chief Executive Officer as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification of the Chief Financial Officer as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Statement of the Chief Executive Officer as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Statement of the Chief Financial Officer as adopted pursuant to
            Section 906 of the Sarbanes- Oxley Act of 2002.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                           GLOBAL EXPRESS CAPITAL REAL
                          ESTATE INVESTMENT FUND I, LLC

                              Financial Statements
                                   (unaudited)
                                  June 30, 2003

                                   Prepared by
                               James R. Bonzo CPA
                             4086 Spring Leaf Drive
                               Las Vegas, NV 89147
                                 (702) 367-4483

James R. Bonzo
Certified Public Accountant

INDEPENDENT AUDITORS' REPORT

To the Members of
Global Express Capital Real Estate Investment Fund I, LLC
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Global Express Capital Real Estate Investment Fund I, LLC (the "Fund") as of June 30, 2003 and the related statement of operations, changes in members' equity, and cash flows for June 2003. These financial statements are the responsibility of the Fund's management. My responsibility is to express an opinion on these financial statements based on my audits.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of June 30, 2003 and the result of its operations, cash flows and changes in members' equity for the periods ended March 31, 2003 and June 30, 2003 in accordance with generally accepted accounting principles in the United States of America.


/s/ James R. Bonzo
------------------
James R. Bonzo CPA
Las Vegas, Nevada
August 18, 2003

    4086 Spring Leaf Drive, Las Vegas, Nevada 89147 o Tel 702-367-4483 o Fax
                                  702-367-8864

                                   ----------

Member of the American Institute of Certified Public Accountants and member of the Nevada Society of Certified Public Accountants Member of the Las Vegas Chamber of Commerce

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC
                               STATEMENT OF ASSETS
                                  YTD 6/30/2003

                                                                    Jun 30, 03
                                                                   -------------
ASSETS
      Current Assets
             Checking/Savings
                    1000 - BANK OF AMERICA                          1,613,281.24
                                                                   -------------
             Total Checking/Savings                                 1,613,281.24
             Other Current Assets
                    1100 - MORTGAGES HELD FOR INVESTMENT           10,385,233.16
                    1300 - DISCOUNTED NOTES PAYABLE                 2,514,160.16
                                                                   -------------
             Total Other Current Assets                            12,899,393.32
                                                                   -------------
      Total Current Assets                                         14,512,674.56
      Other Assets
             1400 - R/E HELD FOR INVESTMENT                        29,737,886.66
                                                                   -------------
      Total Other Assets                                           29,737,886.66
                                                                   -------------
TOTAL ASSETS                                                       44,250,561.22
                                                                   =============

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC
                       STATEMENT OF LIABILITIES AND EQUITY
                                  YTD 6/30/2003

LIABILITIES & EQUITY
      Equity
            3000 - TOTAL EQUITY BALANCE
                   3100 -  CAPITAL CONTRIBUTIONS-CASH              14,512,674.56
                   3200 -  CAPITAL CONTRIBUTIONS - OTHER           29,737,886.66
                                                                   -------------
            Total 3000 - TOTAL EQUITY BALANCE                      44,250,561.22
                                                                   -------------
      Total Equity                                                 44,250,561.22
                                                                   -------------
TOTAL LIABILITIES & EQUITY                                         44,250,561.22
                                                                   =============

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC
                             STATEMENT OF OPERATIONS
                                  YTD 6/30/2003

                                      Jan - Jun 03
                     ----------------------------------------------
      Income
                     4999 - INTEREST RECVD                          1,802,713.14
                                                                    ------------
      Total Income                                                  1,802,713.14
      Expense
                     6999 - DIVIDENDS PAID YTD                      1,802,713.14
                                                                    ------------
      Total Expense                                                 1,802,713.14
                                                                    ------------
Net Income                                                                  0.00
                                                                    ============

                       GLOBAL EXPRESS CAPITAL REAL ESTATE
                             INVESTMENT FUND I, LLC
                             STATEMENT OF CASH FLOWS
                                  YTD 6/30/2003

                                                                                      Jan - Jun 03
                                                                                     --------------
           INVESTING ACTIVITIES
                4999 - INTEREST RECVD                                                 -1,802,713.14
                6999 - DIVIDENDS PAID YTD                                              1,802,713.14
                1100 - MORTGAGES HELD FOR INVESTMENT                                 -10,385,233.16
                1300 - DISCOUNTED NOTES PAYABLE                                       -2,514,160.16
                1400 - R/E HELD FOR INVESTMENT                                       -29,737,886.66
                3000 - TOTAL EQUITY BALANCE:3100 - CAPITAL CONTRIBUTIONS-CASH         14,512,674.56
                3000 - TOTAL EQUITY BALANCE:3200 - CAPITAL CONTRIBUTIONS - OTHER      29,737,886.66
                                                                                     --------------
           Net cash provided by Investing Activities                                   1,613,281.24
                                                                                     --------------
      Net cash increase for period                                                     1,613,281.24
                                                                                     --------------
Cash at end of period                                                                  1,613,281.24
                                                                                     ==============

                      GLOBAL EXPESS REAL ESTATE INVESTMENT
                                     Fund I
                           CHANGES IN MEMBER'S EQUITY
                               3-31-03 TO 6-30-033

                                  Membership           Earnings             Member
                                    Equity                               Distribution
Beginning Balance               23,605,598.00          562,547.00         (562,547.00)
Membership Contribution          2,840,972.56
Member Contribution-Other       17,803,991.66
Member Earnings
Member Distributions                                 1,240,168.14       (1,240,168.14)
                                -----------------------------------------------------

Ending Balance                  44,250,562.22        1,802,715.14       (1,802,715.14)

                       Global Express Capital Real Estate
                             Investment Fund I, LLC

                          Notes to Financial Statements
                               As of June 30, 2003

NOTE 1 - ORGANIZATION AND PURPOSE

Global Express Capital Real Estate Investment Fund I, LLC (the "Fund") filed Articles of Organization as a limited liability company on November 21, 2000 in the State of Nevada. Prior to March 24, 2003, the manager of the Fund was Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage ("Conrex"). On March 24, 2003, Conrex resigned as manager of the Fund and Global Express Capital Mortgage Corp. (the "Manager"), a newly formed Montana corporation, became the new manager of the Fund. The liability of the members of the Fund shall be eliminated and limited to the maximum extent permitted by Section
86.271 and any other applicable section of Chapter 86 of the Nevada Revised Statutes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Fund's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

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

Property and Equipment

The Fund operates using the assets of affiliated companies.

Income Taxes

The Fund has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the members of the Fund are taxed on their proportionate share of the

Fund's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

Mortgages Held for Long-Term Investment

The Fund makes direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Fund has the legal right to the mortgages receivable. The Fund uses the lower of cost or market value to determine the amount recorded for mortgages held for long-term investment. Any difference between the loans carrying amount and its outstanding principal balance is recognized as an adjustment to interest income using the interest method. When the ultimate recovery of the carrying amount of loans is doubtful and the impairment is not considered to be temporary, the Fund will reduce the carrying amount of any such reductions and will be reported as losses. Any recovery from the new cost basis will be reported as a gain only at the sale, maturity, or other disposition of the loans. As of June 30, 2003, there have been no such reductions.

Loan Fees and Costs

Net loan fees and costs associated with the mortgage loans held for investments are received by and paid by the Manager of the Fund. See Note 3 for information related to the loan fees and costs and how they are accounted.

Discounted Notes Purchased

The Fund is purchasing both fractional and whole interests of performing mortgage trust deeds. These notes mature within one year.

Member Liability

Members' rights, duties and powers are governed by the operating agreement of the Fund. Members are not responsible for the obligations of the Fund and will be liable only to the extent of the purchase price of the units, which is equivalent to the members' capital contribution. Members may be liable for any return of capital plus interest if necessary to discharge liabilities existing at the time of such return. Any cash distributed to members may constitute a return of capital.

Term of the Fund

The Fund will cease operating on December 31, 2016 or earlier when all property of the Fund has been disposed of. Prior to dissolution, unanimous written consent of the members or the written consent of the Manager of the Fund is required.

NOTE 3 - RELATED PARTY TRANSACTIONS -

Loans can be originated by the Manager of the Fund or any other licensed mortgage broker. As part of the Expense Sharing Agreement dated March 24, 2003, the Manager of the Fund will operate and service the Fund at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office, reviewing loan proposals and preparing financial statements and tax returns. The Manager of the Fund has also agreed to pay for the expenses of the offering, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. These fees are reflected on the books of the broker dealer, Global Express Securities, Inc., and reimbursed through the Manger of the Fund through a capital injection.

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

NOTE 5 - SUMMARY OF FUND'S ACTIVITIES

As of June 30, 2003, the Fund's activities were as follows:

Funds raised up to June 30, 2003:                             $44,250,561.
Funds invested in mortgage loans up to June 30, 2003:         $10,385.233.
Funds invested in Discounted Notes Purchased                  $ 2,514,160.
Funds distributed to members up to June 30, 2003              $ 1,802,713.
       Other Asset (Real Estate Held For Investment)          $29,737,886.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 for a description of certain of the known risks and uncertainties of the Company).

Overview

Global Express Capital Real Estate Investment Fund I, LLC (the "Company") was organized on November 21, 2000, as a Nevada limited liability company for the purpose of making or purchasing entire or fractional interests in mortgage loans or deeds of trust. The Company will invest in loans secured by whole or partial interest in first or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential or commercial real estate. On March 24, 2003, Global Express Capital Mortgage Corp., a newly formed Montana corporation ("Manager"), became the new manager of the Company as a result of the resignation of its former manager, Conrex International Financial, Inc., a Nevada corporation qualified to do business in Nevada under the name Global Express Capital Mortgage.

On October 4, 2001, the Company's Registration Statement on Form S-11 (Registration No.: 333-55098), as amended ("Prospectus"), was declared effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Company at $1,000 per unit (the "Offering") for an aggregate purchase price of $100,000,000. The Offering commenced on January 24, 2002.

As of June 30, 2003 and August 14, 2003, pursuant to the Offering, the Company sold 44,251 and an additional 529 units, respectively, of membership interests in the Company, raising an aggregate of $44,779,930. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

Investments

In April 2002, the Company funded its first loan at $1,517,000, which is secured by a first deed of trust in real property located in the State of Nevada.

As of June 30, 2003, the Company had funded a total of 23 loans aggregating $10,385,233, all but two of which are secured by first deeds of trust in real property located in Nevada, Utah, and Arizona.

As of August 14, 2003, the Company had funded loans aggregating $10, 835,233. These loans mature in twelve months at an interest rate ranging from 13.5% - 18.00% per annum. The dates of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension.

As of June 30, 2003, the Company had distributed to members of the Company an aggregate of $1,802,713 of which $167,191 was rolled over by members into new units.

The Company recently began purchasing current discounted short-term notes collateralized by real estate. Total amount purchased as of August 14, 2003 is $2,514,160. The majority of these short-term notes are in 1st position with a majority of not greater than one year. The Company does not make third mortgages

Plan of Operation

The Company intends to continue to raise funds pursuant to the Offering and invest in mortgage loans where its collateral is real property located in the United States. The Company's Manager selects the mortgage loans for the Company to invest and also assists the Company by obtaining, processing and managing these loans. The Company believes that it will have an adequate number of opportunities to invest in mortgage loans in the United States when funds raised in the Offering are made available to the Company.

The Company's Manager has and will continue during the Offering to pay all costs incurred by the Company in its operations, including accounting, legal and administrative expenses and fees. Therefore, the Company does not anticipate the need of additional funds to satisfy its cash requirements during the Offering.

In addition, during 2003, the Company's Manager will pay the costs incurred by the Company's broker-dealer, Global Express Securities, Inc., for its operations, including accounting, legal, and administrative expenses and fees for the sale of units of the Company. These expenses do not appear on the financial statements of the Company. However, they will appear on the financial statements of Global Express Securities, Inc. and will be paid by the Company's Manager through a capital contribution to Global Express Securities, Inc.

For the three and six months ended June 30, 2003, the Company had revenues of $562,547 and $1,240,166, respectively, derived from interest income generated from loans.

The Company is currently utilizing for its operations the personnel and office equipment of its Manager and does not anticipate during 2003 hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses. The Company is not required, pursuant to the Expense Sharing Agreement by and between the Company and the Company's Manager, to pay the Company's Manager any overhead or other compensation for providing the Company with its personnel and equipment.

In February 2003, the Company provided to all its investors between October 31, 2002 and January 9, 2003, the opportunity to rescind their purchase of units in the Company. Section 10(a)(3) of the Securities Act of 1933, as amended (the "Act") requires that information contained in a prospectus used more than nine months after the effective date of the Registration Statement be of a date not more than 16 months prior to such use. The Company's Prospectus contained audited financial statements dated June 30, 2001, which became stale on October 31, 2002. The Company believed that since it did not commence operations until the initial closing of the Offering on April 30, 2002, the financial information in the Company's Prospectus and the financial information in the Company's Form 10-KSB for December 31, 2001, were virtually the same, all zeros except for $10 of cash. However, since they were of a different date, the Company's Prospectus was not in compliance with the requirements of Section 10(a)(3) of the Act. As of the date of the rescission offer, the Company had sold an aggregate of $2,348,500 of securities since October 31, 2002. The Company provided to all investors since October 31, 2002 the opportunity to rescind their purchase of units in the Company. No investor sought rescission and every investor reconfirmed their investment in the Company.

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

Item 3. Control and Procedures.

Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we are not a party to any pending legal administrative or juridical proceedings, and our property is not the subject of any such proceeding, other than actions arising in the ordinary course of our business.

On April 16, 2002, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against the Company and its former manager, Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage ("Conrex"). Merrill performed financial printing services for the Company. Merrill is seeking judgment against the Company and Conrex in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all costs and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees. The Company has answered and denied the allegations and asserted the affirmative defense that Merrill lacks long arm jurisdiction over the Company. In March 2003, Merrill made a motion for summary judgment for which the Company is defending.

In May 2003, Horizon Investment Company, LLC ("Plaintiff") commenced a civil lawsuit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida against the Company and Conrex. The Plaintiff is suing for money damages in excess of $15,000 claiming defendants breached a commitment letter and failed to close a loan. The Company has made a motion to dismiss for failure to state a cause of action based on the commitment letter attached as an exhibit to the complaint expressly identifying Crest Investments, Inc. as the borrower, which is an indispensable and unnamed party, and the commitment letter nowhere refers to the Company. Conrex subsequently received a demand letter from the lawyer for the purported purchaser of the property from the Plaintiff who claims that Conrex breached a loan commitment. The Company does not believe there is merit to this lawsuit as the conditions to closing the loan were not satisfied.

Item 2. Changes in Securities and Use of Proceeds

On October 4, 2001, the Company's Registration Statement on Form S-11 (Registration No.: 333-55098), as amended, was declared effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Company at $1,000 per unit for an aggregate purchase price of $100,000,000. The Offering commenced on January 24, 2002. Our underwriter, Global Express Securities, Inc., an NASD licensed broker-dealer, who is also an affiliate of the Company's Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. As of August 14, 2003, the Company sold 44,780 units of membership interests in the Company, raising an aggregate of $44,779,930. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

The proceeds of the Offering are used to make, or purchase entire or fractional interests in, mortgage loans or deeds of trust. As of August 14, 2003, the Company had funded loans aggregating $10, 835,233. These loans mature in twelve months at an interest rate ranging from 13.5% - 18.00% per annum. The dates of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension. Funds held by the Company that have not been used to make or acquire mortgage loans are deposited into an interest-bearing bank account. Investors are entitled to a pro-rata share of the short-term interest earned in such escrow account. The Company intends to continue to raise funds pursuant to the Offering and invest in mortgage loans where its collateral is real property located in the Unites States.

The Company's Manager has agreed pursuant to an Expense Sharing Agreement dated March 24, 2003, to pay at its own expense all organizational and offering expenses of the Offering including without limitation, legal and accounting expenses, photocopy costs, selling expenses, and filing fees paid to the Securities and Exchange Commission and state securities commissions. From October 4, 2001 to June 30, 2003, an aggregate of approximately $161,626 in expenses were incurred on the account of the Company in connection with the Offering.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit Number                      Description
--------------                      -----------

     31.1* Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     31.2* Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

     32.1* Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

     32.2* Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

----------
*     Filed with this report

(b)   Reports on Form 8-K

None.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Global Express Capital Real Estate
                                 Investment Fund I, LLC


Date: August 19, 2003            By: /s/ Connie S. Farris
                                     ----------------------------------------
                                     Connie S. Farris, Chief Executive Officer
                                     (Principal Executive Officer)


                                 By: /s/ Lou Ann Kicker
                                     ----------------------------------------
                                     Lou Ann Kicker, Chief Financial Officer
                                     (Principal Financial Officer)