Form 10QSB
period 2003-09-30
GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I LLC
filed 2003-11-24
CIK 1133505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 46,779 units of membership interest of the registrant sold as of September 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                    - INDEX -

                                                                        PAGE NO.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                             1

Item 2.     Management's Discussion and Analysis or Plan of Operation       16

Item 3.     Controls and Procedures                                         19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               20

Item 2.     Changes in Securities and Use of Proceeds                       21

Item 6      Exhibits and Reports on Form 8-K                                22

SIGNATURE                                                                   23

EXHIBITS

      31.1  Certification of the Chief Executive Officer as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification of the Chief Financial Officer as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Statement of the Chief Executive Officer as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Statement of the Chief Financial Officer as adopted pursuant to
            Section 906 of the Sarbanes- Oxley Act of 2002.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

            Independent Accountant's Report

            Balance Sheet as of September 30, 2003

            Statement of Operations for the three and nine months ended September 30, 2003 and 2002

            Statement of Changes in Members' Capital for the nine months ended September 30, 2003 and the year ended December 31, 2002

            Statement of Cash Flows for the nine months ended
            September 30, 2003 and 2002

NOTES TO FINANCIAL STATEMENTS

                                 JAMES R. BONZO
                           CERTIFIED PUBLIC ACCOUNTANT
                             4086 Spring Leaf Drive
                             Las Vegas, Nevada 89147
                              Office (702) 367-4483
                               Fax (702) 367-8864

To the Board of Directors
Global Express Capital Real Estate Investment Fund I, LLC

I have reviewed the accompanying balance sheet of Global Express Capital Real Estate Investment Fund I, LLC as of September 30, 2003 and the related statements of income, cash flows and changes in members' capital for the periods ended September 30, 2003, December 31, 2002 and September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Express Capital Real Estate Investment Fund I, LLC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financials statements in order for them to be in conformity with generally accepted accounting principles.


/s/ James R. Bonzo

James R. Bonzo, CPA
Tin 88-0257376
Las Vegas, NV 89147
November 20, 2003

            GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT FUND I, LLC
                                  Balance Sheet
                            As of September 30, 2003

                                                                                     Sept. 30, 2003
                                                                                     --------------
ASSETS
      Current Assets
                Cash                                                                      143,601
                Accounts Receivable - Related Party                                           684
                Accounts Receivable                                                     2,134,914
                Discounted Notes Purchased                                              2,986,410
                Mortgages Held for Investment
                    Mortgages Held for Investment                        8,874,101
                    Allowance for Loan Loss Reserve                       (200,000)
                                                                       -----------
                Total Mortgages Held for Investment                                     8,674,101
                                                                                      -----------
      Total Current Assets                                                             13,939,711
                                                                                      -----------
      Other Assets
                Real Estate Held for Investment                         25,315,264
                Allowance for Losses Real Estate Held for Investment    (1,000,000)
                                                                       -----------
           Total Real Estate Held for Investment                                       24,315,264
                                                                                      -----------
      Total Other Assets                                                               24,315,264
                                                                                      -----------
TOTAL ASSETS                                                                           38,254,974
                                                                                      ===========
LIABILITIES & EQUITY
      Liabilities
           Current Liabilities
                Dividends Payable                                                           1,555
                                                                                      -----------
           Total Current Liabilities                                                        1,555
                                                                                      -----------
      Total Liabilities                                                                     1,555
      Equity
           Additional Paid in Capital-Manager                                             611,574
           Capital Contributions- Cash                                                 14,755,283
           Capital Contributions- Other                                                31,412,128
           Retained Earnings                                                           (8,525,566)
                                                                                      -----------
      Total Equity                                                                     38,253,419
                                                                                      -----------
TOTAL LIABILITIES & EQUITY                                                             38,254,974
                                                                                      ===========

                  GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT
                                  FUND I, LLC
                             Statement of Operations
        For the three and nine months ended September 30, 2003 and 2002

                                                       --------------------------------------  -------------------------------------
                                                                For the 3 months ended                For the 9 months ended
                                                       --------------------------------------  -------------------------------------
                                                       September 30, 2003  September 30, 2002  September 30, 2003 September 30, 2002
                                                       ------------------  ------------------  ------------------ ------------------
    Revenues                                                 1,016,106           174,129             2,818,819         250,206

    Cost of Revenues                                                --               536                    --             689
                                                            ----------           -------            ----------         -------

    Gross Profit                                             1,016,106           173,593             2,818,819         249,517
 Expense
    Reserve for Loan Loss Expense
       Loan Charge offs                                      2,140,941                --             2,140,941              --
       Loan Recoveries                                        (235,130)                               (235,130)             --
       Loan Loss Reserve Expense                               200,000                                 200,000              --
                                                            ----------                              ----------
    Total Loan Loss Reserve Expense                          2,105,812                               2,105,812              --
    Misc Expense                                                89,477                --                89,477
    Reserve for Loss on Real Estate Held for Investment
       Losses on Real Estate Held                            9,213,139                               9,213,139              --
       Recoveries / Forgiveness of Debt - Related Party     (1,122,827)               --            (1,841,372)             --
       Recoveries                                           (2,760,035)                             (2,041,490)             --
       Reserve for Loss on Real Estate Held for Investment   1,000,000                               1,000,000              --
                                                            ----------                              ----------
    Total Real Estate Held for Investment Reserve            6,330,278                --             6,330,278              --
 Total Expense                                               8,525,566                               8,525,566
                                                            ----------           -------            ----------         -------
Net Income (Loss)                                           (7,509,461)          173,593            (5,706,747)        249,517
                                                            ==========           =======            ==========         =======

                       Global Express Capital Real Estate
                             Investment Fund I, LLC
                    Statement of Changes in Members' Capital
                For the Nine Months Ended September 30, 2003 and
                        the Year Ended December 31, 2002

                                    Membership      Earnings        Member         Ending
                                      Equity                     Distributions     Balance
Beginning Balance (1-1-02)                   10             --             --             10

Capital Contributions                11,101,819             --             --     11,101,819

Member Distributions                         --             --        (42,783)       (42,783)

Net Income                                   --         42,783             --         42,783

Ending Balance (12-31-02)            11,101,829             --             --     11,101,829
                                    -----------    -----------    -----------    -----------

Beginning Balance (1-1-03)           11,101,829             --             --     11,101,829

Membership Contribution              16,455,079             --             --     16,455,079
Refunds - Cash                         (622,234)            --             --       (622,234)
                                                                                          --
Member Contributions - Other         20,394,704             --             --     20,394,704

Capital Injection - Related Party       284,177             --             --        284,177

Member Distributions                         --             --     (2,818,818)    (2,818,818)

Previous period adjustment                   --       (166,183)            --       (166,183)
Previous period adjustment                   --        (79,313)            --        (79,313)
Previous period adjustment                   --       (589,073)            --       (589,073)
Net Income                                   --     (5,706,747)            --     (5,706,747)
                                    --------------------------------------------------------
Ending Balance                       47,613,555     (6,541,316)    (2,818,818)    38,253,421
                                    ========================================================

                  GLOBAL EXPRESS CAPITAL REAL ESTATE INVESTMENT
                                  FUND I, LLC
                             Statement of Cash Flows
              For the nine months ended September 30, 2003 and 2002

                                                                           For the 9 months ended     For the 9 months ended
                                                                             September 30, 2003         September 30, 2002
                                                                           ----------------------     ----------------------
         OPERATING ACTIVITIES
             Net Income                                                           (5,706,747)                   249,517
             Adjustments to reconcile Net Income
             to net cash provided by operations:
                 (Increase) in Accounts Receivable - Related Party                      (684)                        --
                 (Increase) in Accounts Receivable                                (2,134,914)                        --
                 Decrease in Loan Loss Reserve                                       200,000                         --
                 Increase in Dividends Payable                                         1,555                   (153,292)
                                                                                 -----------                -----------
         Net cash provided by Operating Activities                                (7,640,790)                   249,517

         INVESTING ACTIVITIES
             Increase in Discounted Notes Receivable                              (2,986,410)                        --
             Increase in Mortgages Held for Investment                              (170,762)                (5,722,800)
             Purchase of Real Estate Held for Investment                         (23,635,758)                        --
             Increase in Reserve for Real Estate Held for Investment               1,000,000                         --
             Capital Contributions - Cash                                          3,653,454                  5,926,338
             Capital Contributions - Other                                        31,412,128                         --
                                                                                 -----------                -----------
         Net cash provided by Investing Activities                                 9,272,652                    299,763

         FINANCING ACTIVITIES
             Distributions to Members                                             (2,818,818)                        --
             Additional Paid in Capital - related party                              611,574                         10
                                                                                 -----------                -----------
         Net cash provided by Financing Activities                                (2,207,244)                        10
                                                                                 -----------                -----------
     Net cash increase (decrease) for period                                        (575,382)                   299,773
                                                                                 -----------                -----------
Cash at Beginning of Period                                                          718,983                         --
                                                                                 -----------
Cash at End of period                                                                143,601                    299,773
                                                                                 ===========                ===========

Notes to Financials Statements

NOTE 1 - ORGANIZATION AND PURPOSE

Global Express Capital Real Estate Investment Fund I, LLC (the "Company") filed Articles of Organization as a limited liability company on November 21, 2000 in the State of Nevada. Prior to March 24, 2003, the manager of the Company was Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage ("Conrex"). On March 24, 2003, Conrex resigned as manager of the Company and Global Express Capital Mortgage Corp. (the "Manager"), a newly formed Montana corporation, became the new manager of the Company. The liability of the members of the Company shall be eliminated and limited to the maximum extent permitted by Section 86.271 and any other applicable section of Chapter 86 of the Nevada Revised Statutes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. The cash account is reconciled on a daily basis.

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

Property and Equipment

The Company operates using the assets of affiliated companies.

Income Taxes

The Company has elected under the Internal Revenue Code to be taxed as partnership. In lieu of partnership income taxes, the members of the Company are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in these financial statements.

Mortgages Held for Long-Term Investment

The Company makes direct investments in mortgage loans through origination or purchase of entire or fractional interests. The Company has the legal right to the mortgages receivable. The Company uses cost value to determine the amount recorded for mortgages held for long-term investment. When an impairment or amount of loans is doubtful and the impairment is not considered to be temporary, the Company will recognize the impairment through the Allowance for Doubtful Accounts. Any recovery from the sale of properties will be recognized through the Loan Loss Reserve expense account.

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell, and is based on appraisals and/or local market knowledge.

Loan Fees and Costs

Net loan fees and costs associated with the mortgage loans held for investments are received by and paid by the Manager of the Company. See Note 3 for information related to the loan fees and costs and how they are accounted.

Discounted Notes Purchased

The Company recently began purchasing current discounted short-term notes collateralized by real estate. The total amount of such 38 short-term notes purchased as of September 30, 2003, is $2,986,410. The majority of these short-term notes are in first position with a majority of a maturity of not greater than one year. The Company does not make third mortgages.

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

Term of the Company

The Company will cease operating on December 31, 2016, or earlier when all property of the Company has been disposed of. Prior to dissolution, unanimous written consent of the members or the written consent of the Manager of the Company is required.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans can be originated by the Manager of the Company or any other licensed mortgage broker. As part of the Expense Sharing Agreement dated April 1, 2003, the Manager of the Company will operate and service the Company at its own expense, which includes the servicing of the loans that are not delinquent, maintaining an office in Montana, reviewing loan proposals and preparing financial statements and tax returns. The Manager of the Company has also agreed to pay for the expenses of the Company's initial public offering of units of the Company, including sales commissions, federal and state securities registration fees, legal and accounting fees and printing and mailing fees. These fees are reflected on the books of the broker-dealer, Global Express Securities, Inc., and paid by the Manager through a capital contribution to Global Express Securities, Inc.

In addition, during 2003, the Manager will pay the costs incurred by the Company's broker-dealer, Global Express Securities, Inc., for its operations, including accounting, legal, and administrative expenses and fees for the sale of units of the Company. These expenses do not appear on the financial statements of the Company. However, they will appear on the financial statements of Global Express Securities, Inc. and will be paid by the Manager through a capital contribution to Global Express Securities, Inc.

As part of this arrangement, the Manager may receive substantial fees and other compensation, including charges to borrowers for originating loans, participations in proceeds from the sale, refinancing or other disposition of the real estate securing the loans after repayment of such loans and fees for managing or selling any property received in connection with loan foreclosure or workout. Theses charges, participations and fees will not be reflected on the records of the Company.

Commencing in March 2003, the Manager has made non-interest bearing loans to the Company in connection with certain non-performing loans. All of the non-performing loans were originally made by the Manager prior to their being rolled over into the Company under the Company's Reinvestment Plan. Prior to their being contributed to the Company, the Manager was not permitted to make any excess payments above what the actual rate of return was on the loan. Under the Company's Operating Agreement, the Manager has the discretion to make loans to the Company. During the three months and nine months ended September 30, 2003, the Manager loaned the Company $1,122,827 and $1,841,372, respectively, all of which has been forgiven. The Manager has made and may continue to make capital contributions to the Company from either personal funds of the Manager's principals or borrowed funds.

A loan in the amount of $11,000 was made to the Company's Chief Financial Officer. This loan matured on August 25, 2003. The loan was paid in full in accordance with its terms. However, another loan was made to the Chief Financial Officer of the Company during the three months ended September 30, 2003 in the amount of $223,651 on Montana property. A loan in the amount of $102,600 was also made to a borrower who is related to the Chief Executive Officer of the Manager. However, the Chief Executive Officer of the Manager has no beneficial interest in the project. None of the foregoing loans were personal loans prohibited by The Sarbanes-Oxley Act of 2002.

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of equity that are not disclosed in the equity section of the balance sheet.

NOTE 5 - SUMMARY OF FUND'S ACTIVITIES

As of September 30, 2003, the Company's activities were as follows:

Funds raised up to September 30, 2003:                               $46,778,985
Funds invested in mortgage loans up to September 30, 2003:           $ 8,874,101
Funds invested in Discounted Notes Purchased                         $ 2,986,410
Funds distributed to members up to September 30, 2003                $ 2,818,818
Other Asset (Real Estate Held For Investment)                        $25,315,264

The remainder of the funds raised have been used for operations.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts Receivable are two ledger accounts, from loan servicing and the management company. Accounts Receivable from the management company are miscellaneous fees such as bank fees and check fees that the management company reimburses the Company.

The loan servicing receivables are due from the company that processes payments for the Manager. As of November 14, 2003, those receivables were reduced by $511,400.00 by the servicing company. Management of the Company feels confident of the realization of the non-recurring amount of Accounts Receivable consequently an Allowance for Doubtful Accounts was not necessary.

NOTE 7 - DISCOUNTED NOTES RECEIVABLE

As discussed in Note 2, the Company recently began purchasing discounted short-term notes collateralized by fractional and whole interests of performing mortgage trust deeds. As of September 30, 2003, this account consisted of 38 notes purchased at a discount from private investors. The term of these notes is a one-year maturity with interest and face value of principal due at maturity. Although the loans associated with these notes are non-performing, the notes are considered by management to be collectable and therefore, an Allowance for Doubtful Accounts was not calculated. The exact amount of the notes is discussed in Note 2 above. The Manager has been paying the monthly interest rates on these notes until maturity. The Manager may make capital contributions to the Company from either personal funds of the Manager's principals or borrowed funds for excess interest payments above the actual rate of return paid on the notes.

NOTE 8 - MORTGAGES HELD FOR INVESTMENT

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company's mortgage loans require only interest payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the "as-if developed" value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Mortgages Held for Investment as of September 30, 2003, was comprised of 14 loans totaling $8,874,101. These loans have a stated interest rate of 13% to 18% per annum. Based on our assessment of the current loans, the current economic climate, and the historical performance of the portfolio, the Company's Manager has determined a $200,000 Loan Loss Reserve is adequate. Should any loan default, it will first be charged against the allowance for loan losses and a new evaluation will occur at such time. If it is determined that the allowance is inadequate, an expense will be taken against the Loan Loss Reserve to increase the allowance to an adequate level. The Company owns 100% of the loans in this portfolio.

The Manager may make capital contributions to the Company for payments not made by borrowers, which funds would be either personal funds from the Manager's principals or borrowed funds. One loan for commercial property located in Utah, was extended and the borrower requested an additional extension, and therefore, the Manager chose to proceed with foreclosure.

NOTE 9 - REAL ESTATE HELD FOR INVESTMENT

This account is comprised of fractionalized trust deeds. Members assigned to the Company their interest in trust deeds in exchange for units in the Company. As entire projects have been sold or escrows closed losses have occurred. A discussion of these losses follows directly below in Note 10. Fractionalized interests are owned by the Company in ten housing developments as of September 30, 2003. Each housing development consists of either lots with improvements or lots that are fully developed. These developments have been grouped by prospective development and builder. Once the entire development was sold gains or losses were then recognized.

This account also has fractionalized interests in stand alone properties, that are recognized as a stand alone property. The treatment of the losses and gains are recognized immediately upon the sale of each stand alone project. To date, there have been three developments, but no individual lots or projects, that were sold during the three months ended September 30, 2003. Due to the losses recognized during the three months ended September 30, 2003, the Manager has reviewed remaining properties in the portfolio and booked an Allowance for Doubtful Accounts and a Loan Loss Reserve to manage future gains or losses to the Company. It is not the Company's intent to invest in or own real estate as a long-term investment.

NOTE 10 - LOAN LOSS RESERVE

The Company maintains a Loan Loss Reserve for its investment in mortgage loans. This is an estimate of credit losses in the Company's investment in mortgage loans portfolio. The Manager's estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings through the loan loss reserve expense account and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

The methodology used to calculate the allowance for losses in both Mortgages Held for Investments and Real Estate Held for Investment portfolios was historical in nature. Losses in both portfolios were compiled and calculated as a percentage of the portfolios. As discussed in further detail below in this
Note 10, the majority (76%) of all losses are related to one housing project. These losses are considered unusual and non-recurring. A calculation was made as to the percentage of losses to loans. The average for both portfolios was 14.5%. Another calculation was made as to the percentage of losses with the housing project which makes up the bulk of the portfolios. The average losses totaled 4% of the Company's Real Estate Held for Investment portfolio. Subsequently, in order to establish a proper allowance for potential future losses, the Company allocated 4% of the Real Estate Held for Investment portfolio to a Loan Loss Reserve. This amount was calculated to be $1,000,000 and has been expensed. Each time a new loan is funded and closed, this Loan Loss Reserve account will be adjusted accordingly.

The methodology used to calculate the allowance for losses in the Company's Mortgage Held for Investment portfolio was also used to calculate a potential for losses in the Real Estate Held for Investment portfolio. The average loss as a percentage of the portfolio calculated with the one housing project with unusual losses resulted in a 15% loss of the portfolio. A calculation without the unusual and non-recurring losses resulted in a percentage of 2.25%. The Company has therefore allocated and expensed a loss reserve in the amount of $200,000 for the Mortgage Held for Investment portfolio. This account will also be adjusted accordingly upon the acquisition or disposal of new mortgages held for investment.

The methodology to determine the adequacy of the Allowance for Doubtful Accounts that is employed by the Manager is based on many factors as stated in the above paragraph. However, additional information is also evaluated.

The three housing developments discussed in Note 9 that were recently sold resulted in losses. These losses resulted from both the Mortgages Held for Investment and the Real Estate Held for Investment portfolios. Seventy-six percent (76%) of the losses incurred by the Company were a result of the sale of one housing development. The location of this housing development is in Northwest Las Vegas and consists of 40 lots. These lots were zoned for single-family residences. This project was plagued by mapping problems that was a result of the change of easements on the project. The city engineers moved easements and the Platt Map had to be changed. Once the new map was approved, the builder began to sell the lots for build out. However, it was discovered during escrow on the sale of the lots that the City of Las Vegas had failed to vacate the old Platt map. The mapping problems continued to worsen due to actions of the City of Las Vegas, Engineers and Planning Departments. The title company was unable to record any sales by the builder in a timely fashion once the new map was recorded due to the failure to vacate the old map. These continued delays resulted in abandonment of the project by the builder. The State of Nevada, Financial Institutions Division pressured the Manager through various methods to sell these lots immediately due to the various problems. The Manager has filed a lawsuit against the State of Nevada and the person involved. A discussion of the lawsuit follows in Note 11 below. The problems and losses in this particular project are unusual in nature. Losses such as these are expected to be of a non-recurring nature.

Therefore, when determining the Allowance for Doubtful Accounts the methodology employed took into account the non-recurring nature of the problems incurred by this particular project and the additional collateral that the borrower signed over to the Manager if losses occurred upon the sale of the project. A lower allowance was determined to be adequate for the Mortgages Held for Investment and a higher percentage was necessary for the Real Estate Held for Investment portfolio.

The Manager expects to be able to recover losses for the members of the Company within the next twelve months using the following available alternatives.

      o Additional collateral supplied by the borrower: The borrower signed over additional Real Estate to the Manager. The Manager's attorneys are reviewing the additional collateral to determine its recovery value.

      o A personal guaranty by the borrower: The borrower signed a personal guarantee for any losses incurred by the Manager. The Manager's attorneys are reviewing the additional collateral to determine its recovery value.

      o As discussed in Note 13 below, the Manager intends to give the Company a fully amortized interest bearing note collateralized by the additional collateral. This note would fully restore capital accounts to pre-loss conditions.

NOTE 11 - LITIGATION

On April 16, 2002, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against the Company and its former manager, Conrex. Merrill performed financial printing services for the Company. Merrill is seeking judgment against the Company and Conrex in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all costs and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees. The Company answered and denied the allegations and asserted the affirmative defense that Merrill lacks long arm jurisdiction over the Company. In March 2003, Merrill made a motion for summary judgment which the Company was advised has been granted. While the Company intends to appeal any judgment, the time to appeal has not yet expired.

In May 2003, Horizon Investment Company, LLC ("Plaintiff") commenced a civil lawsuit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida against the Company and Conrex. The Plaintiff is suing for monetary damages in excess of $15,000. The Plaintiff claims that it is an intended third-party beneficiary to a commitment letter issued by Conrex and that was to be funded by the Company. Plaintiff alleges that the defendants in the lawsuit breached the commitment letter when they failed to fund the loan contemplated by the commitment letter. The Plaintiff has twice amended its complaint to correct mistakes. The Company and Conrex have filed a Motion to Dismiss Second Amended Complaint in which they argue that the Complaint, as amended, fails to state a cause of action under Florida law. Defendants also maintain that the commitment letter, which is attached to the Second Amended Complaint as an exhibit, names a third party (Crest Investment, Inc.) as the borrower and that Florida law does not permit an unnamed third party to sue a lender for allegedly breaching a commitment letter issued in favor of someone else. The Company does not believe there is any merit to this lawsuit, even if the motions to dismiss are not successful, as the conditions precedent to funding the loan, as described in the commitment letter, did not occur.

On June 9, 2003, the Company's former manager, Conrex, commenced a lawsuit in the U.S. District Court, Clark County, Nevada, against L. Scott Walshaw and the State of Nevada, Department of Business and Industry Financial Institutions Division ("FID"), a Nevada governmental agency. Conrex is seeking injunctive relief prohibiting FID and its employees from discussing any aspect of Conrex's annual examination until such time as the matter has been resolved or adjudicated. Defendant Walshaw gave statements to a newspaper reporter in violation of Nevada law which were published in an article. The article quoted Mr. Walshaw as saying that he would place a conservator over Conrex. Nevada law requires a hearing on Conrex's objection to FID's revised report on its 2002 examination, prior to any disciplinary action, such as placement of a conservator being taken. The FID must conduct a hearing on the matter and give Conrex an opportunity to present its case. Notwithstanding that fact, a conservator was appointed over the Company's former manager. The conservator concluded on August 11, 2003, that Conrex had "fulfilled its fiduciary responsibility to its investors," and he did not see a need for a receiver to be appointed." Commissioner Walshaw and Deputy Commissioner Evans have since resigned.

NOTE 12 -- RESCISSION OFFER

In February 2003, the Company provided to all its investors between October 31, 2002 and January 9, 2003, the opportunity to rescind their purchase of units in the Company in connection with the Company's initial public offering of units pursuant to its Registration Statement on Form S-11 (Registration No.:
333-55098), as amended ("Prospectus"), was declared effective with the Securities and Exchange Commission ("SEC") for the initial public offering.
Section 10(a)(3) of the Securities Act of 1933, as amended (the "Act") requires that information contained in a prospectus used more than nine months after the effective date of the Registration Statement be of a date not more than 16 months prior to such use. The Company's Prospectus contained audited financial statements dated June 30, 2001, which became stale on October 31, 2002. The Company believed that since it did not commence operations until the initial closing of the Offering on April 30, 2002, the financial information in the Company's Prospectus and the financial information in the Company's Form 10-KSB for December 31, 2001, were virtually the same, all zeros except for $10 of cash. However, since they were of a different date, the Company's Prospectus was not in compliance with the requirements of Section 10(a)(3) of the Act. As of the date of the rescission offer, the Company had sold an aggregate of $2,348,500 of securities since October 31, 2002. The Company provided to all investors since October 31, 2002 the opportunity to rescind their purchase of units in the Company. No investor sought rescission and every investor reconfirmed their investment in the Company. Additionally, there have been no requests for repurchase of a member's equity since this announcement and Global Express Securities, Inc. has never received a written complaint from any member of the Company.

NOTE 13 - SUBSEQUENT EVENTS

Foreclosure has been filed on one of the Mortgages Held for Investment. However, a Purchase and Sales contract has already been executed. The resulting sale of the property is expected to occur on or about December 31, 2003. While there can be no assurance such property will be sold, such a sale could result in a gain on sale.

The collaterized note from the Manager discussed at the end of Note 10 above is expected to be for approximately $9,000,000. The term of the note is expected to be five-years, with principal and interest payment payable semi-annually amortized over 30 years and the balloon payable on maturity. The note will have two optional renewable clauses.

The Manager is negotiating a contract for the exchange of the Discounted Notes Payable that will exchange the notes for an income producing property, along with additional acreage that is commercially zoned in Pahrump, Nevada; the closing is anticipated on or before December 30, 2003.

The Manager has entered into a contract to fund an existing office project in which the Company currently has a 50% stock ownership. Once the project is leased, the Company expects that it will be sold. The Company will receive 50% of profit upon resale with the existing purchaser.

During the three months ended September 30, 2003, several payoff deposits were erroneously deposited by our Manager into wrong bank accounts which related to fees or reimbursement due the Manager that had been expensed. In addition, there were several instances of payoff checks being issued and received from the title company weeks or months after the closing occurred.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of Global Express Capital Real Estate Investment Fund I, LLC (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. See the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 for a description of certain of the known risks and uncertainties of the Company.

Overview

The Company was organized on November 21, 2000, as a Nevada limited liability company for the purpose of making or purchasing entire or fractional interests in mortgage loans or deeds of trust. The Company will invest in loans secured by whole or partial interest in first or second mortgages, deeds of trust or similar collateral on undeveloped land or single and multiple family residential or commercial real estate. On March 24, 2003, Global Express Capital Mortgage Corp., a newly formed Montana corporation ("Manager"), became the new manager of the Company as a result of the resignation of its former manager, Conrex International Financial, Inc.; a Nevada corporation qualified to do business in Nevada under the name Global Express Capital Mortgage.

On October 4, 2001, the Company's Registration Statement on Form S-11 (Registration No.: 333-55098), as amended ("Prospectus"), was declared effective with the Securities and Exchange Commission ("SEC") for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Company at $1,000 per unit (the "Offering") for an aggregate purchase price of $100,000,000. The Offering commenced on January 24, 2002. On July 15, 2003, Post-Effective Amendment No. 11 to the Registration Statement was declared effective with the SEC and the Offering is being made pursuant to the final Prospectus dated July 15, 2003.

During the three months ended September 30, 2003 and thereafter through November 14, 2003, pursuant to the Offering, the Company sold 1,110 and an additional 684 units, respectively, of membership interests in the Company, raising an aggregate of approximately $46,779,000 and $47,463,000 as of September 30, 2003 and November 14, 2003, respectively. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus.

Investments

In April 2002, the Company funded its first loan at $1,517,000, which is secured by a first deed of trust in real property located in the State of Nevada. As of December 31, 2002, the Company had outstanding as Mortgages Held For Investment a total of 21 loans aggregating $8,703,339. Since inception, the Company had funded a total of 27 loans aggregating approximately $15,138,599.

As of September 30, 2003, the Company had outstanding a total of 14 loans aggregating $8,874,101, all but three of which are secured by first deeds of trust in real property located in Nevada, Utah, Arizona and Montana. These loans mature in twelve months at an interest rate ranging from 13.5% - 18.00% per annum. The dates of maturity may be extended for one year at the sole option of the Company and shall be subject to an extension fee of 1% for such extension.

During the nine-months ended September 30, 2003, the Company had distributed to members of the Company an aggregate of $2,818,818, of which $452,802 was rolled over by members into new units.

The Company recently began purchasing current discounted short-term notes collateralized by real estate. The total amount purchased as of September 30, 2003 is 38 notes for an aggregate of $2,986,410. The majority of these short-term notes are in a first position with a majority of them being for not greater than one year. Interest and face value of the principal are due at maturity. The Company does not make third mortgages.

As of September 30, 2003, the Company recorded losses in the Real Estate Held for Investment portfolio of $9,213,139, recoveries of $3,882,862, or a net loss of $5,330,277. The Mortgages Held for Investment portfolio recorded $2,14,0941of losses, recoveries of $235,130 resulting in a net loss if $1,905,812. Three housing developments that were recently sold effected both portfolios and resulted in such losses . Seventy-six percent (76%) of the losses occurred was a result of the sale of one housing development. The location of this housing development is in northwest Las Vegas and consists of 40 lots. These lots were zoned for single family residences. This project was plagued by mapping problems that was a result of the change of easements on the project. The city engineers moved easements and the Platt Map had to be changed. Once the new map was approved, the builder began to sell the lots for build out. However, it was discovered during escrow on the sale of the lots that the City of Las Vegas had failed to vacate the old Platt map. The mapping problems continued to worsen due to actions of the City of Las Vegas, Engineers and Planning Departments. The title company was unable to record any sales by the builder in a timely fashion once the new map was recorded due to the failure to vacate the old map. These continued delays resulted in abandonment of the project by the builder. The

State of Nevada, Financial Institutions Division pressured the Manager through various methods to sell these lots immediately due to the various problems. The Manager has filed a law suit against the State of Nevada and the person involved. A discussion of the law suit follows in the note titled Litigation. The problems and losses in this particular project are unusual in nature. Losses such as these are expected to be of a non-recurring nature.

The Company is conferring with its counsel to seek a deficiency judgment and has sued the State Financial Division as described below under Part II - Item 1 - "Legal Proceedings."

Material Changes in Results of Operations

The Company intends to continue to raise funds pursuant to the Offering and invest in mortgage loans where its collateral is real property located in the United States. The Manager selects the mortgage loans for the Company to invest and also assists the Company by obtaining, processing and managing these loans. The Company believes that it will have an adequate number of opportunities to invest in mortgage loans in the United States when funds raised in the Offering are made available to the Company.

The Manager has and will continue during the Offering to pay all costs incurred by the Company in its operations, including accounting, legal and administrative expenses and fees. From October 4, 2001 to September 30, 2003, an aggregate of approximately $380,000 in expenses were incurred on the account of the Company in connection with the Offering. The Company is currently utilizing for its operations the personnel and office equipment of its Manager and does not anticipate during 2003 hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses. The Company is not required, pursuant to the Expense Sharing Agreement by and between the Company and the Manager, to pay the Manager any overhead or other compensation for providing the Company with its personnel and equipment. Therefore, the Company does not anticipate the need of additional funds to satisfy its cash requirements during the Offering.

In addition, during 2003, the Manager will pay the costs incurred by the Company's broker-dealer, Global Express Securities, Inc., for its operations, including accounting, legal, and administrative expenses and fees for the sale of units of the Company. These expenses do not appear on the financial statements of the Company. However, they will appear on the financial statements of Global Express Securities, Inc. and will be paid by the Manager through a capital contribution to Global Express Securities, Inc.

Commencing in March 2003, the Manager has made non-interest bearing loans to the Company in connection with certain non-performing loans. All of the non-performing loans were originally made by the Manager prior to their being rolled over into the Company under the Company's Reinvestment Plan. Prior to their being contributed to the Company, the Manager was not permitted to make any excess payments above what the actual rate of return was on the loan. Under the Company's Operating Agreement, the Manager has the discretion to make loans to the Company. During the three months and nine months ended September 30, 2003, the Manager loaned the Company $1,122,827 and $1,841,372, respectively, all of which has been forgiven. The Manager has made and may continue to make capital contributions to the Company from either personal funds of the Manager's principals or borrowed funds.

For the three and nine months ended September 30, 2003, the Company had revenues of $1,016,106 and $2,818,819, respectively, derived from interest income generated from loans.

As described above under "Investments," the Company recorded a real estate loss net of reserves of $5,330,277 for the Real Estate Held for Investment portfolio and $1,905,812 for the Mortgages Held for Investment portfolio for the nine-month period ended September 30, 2003. The Company also established an Allowance for Losses of $1,000,000 for the Real Estate Held for Investment Portfolio and $200,000 for the Mortgages Held for Investment portfolio. The Company paid interest dividends of $2,818,818 for the nine-month period ended September 30, 2003. The Company incurred total expenses of $8,525,566 resulting in a net loss of $5,706,747 for the nine months ended September 30, 2003.

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

The Company has not committed itself to make any acquisitions and it has not entered into any arrangements or other transactions other than with its affiliated broker-dealer in the Offering, the cost of which will be paid by the Manager. The Company has not incurred any indebtedness since the commencement of its operations nor does it intend to establish a line of credit in the near term.

Item 3. Control and Procedures.

Controls and Procedures under the Sarbanes-Oxley Act of 2002

As of the end of the period covered by this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief

Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

On April 16, 2002, Merrill Communications LLC ("Merrill") filed a summons and complaint in the Supreme Court of the State of New York against the Company and its former manager, Conrex International Financial, Inc. d/b/a Global Express Capital Mortgage ("Conrex"). Merrill performed financial printing services for the Company. Merrill is seeking judgment against the Company and Conrex in the amount of $111,784.88 plus interest accruing thereon from April 5, 2002, and all costs and disbursements incurred by Merrill in bringing this suit, including reasonable attorneys' fees. The Company answered and denied the allegations and asserted the affirmative defense that Merrill lacks long arm jurisdiction over the Company. In March 2003, Merrill made a motion for summary judgment which the Company was advised has been granted. While the Company intends to appeal any judgment, the time to appeal has not yet expired.

In May 2003, Horizon Investment Company, LLC ("Plaintiff") commenced a civil lawsuit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida against the Company and Conrex. The Plaintiff is suing for monetary damages in excess of $15,000. The Plaintiff claims that it is an intended third-party beneficiary to a commitment letter issued by Conrex and that was to be funded by the Company. Plaintiff alleges that the defendants in the lawsuit breached the commitment letter when they failed to fund the loan contemplated by the commitment letter. The Plaintiff has twice amended its complaint to correct mistakes. The Company and Conrex have filed a Motion to Dismiss Second Amended Complaint in which they argue that the Complaint, as amended, fails to state a cause of action under Florida law. Defendants also maintain that the commitment letter, which is attached to the Second Amended Complaint as an exhibit, names a third party (Crest Investment, Inc.) as the borrower and that Florida law does not permit an unnamed third party to sue a lender for allegedly breaching a commitment letter issued in favor of someone else. The Company does not believe there is any merit to this lawsuit, even if the motions to dismiss are not successful, as the conditions precedent to funding the loan, as described in the commitment letter, did not occur.

On June 9, 2003, the Company's former manager, Conrex, commenced a lawsuit in the U.S. District Court, Clark County, Nevada, against L. Scott Walshaw and the State of Nevada, Department of Business and Industry Financial Institutions Division ("FID"), a Nevada governmental agency. Conrex is seeking injunctive relief prohibiting FID and its employees from discussing any aspect of Conrex's annual examination until such time as the matter has been resolved or adjudicated. Defendant Walshaw gave statements to a newspaper reporter in violation of Nevada law which were published in an article. The article quoted Mr. Walshaw as saying that he would place a conservator over Conrex. Nevada law requires a hearing on Conrex's objection to FID's revised report on its 2002 examination, prior to any disciplinary action, such as placement of a conservator being taken. The FID must conduct a hearing on the matter and give Conrex an opportunity to present its case. Notwithstanding that fact, a conservator was appointed over the Company's former manager. The conservator concluded on August 11, 2003, that Conrex had "fulfilled its fiduciary responsibility to its investors," and he did not see a need for a receiver to be appointed. Commissioner Walshaw and Deputy Commissioner Evans have since resigned.

Item 2. Changes in Securities and Use of Proceeds

On October 4, 2001, the Company's Registration Statement on Form S-11 (Registration No.: 333-55098), as amended, was declared effective with the Securities and Exchange Commission for the initial public offering of up to a maximum of 100,000 units of ownership interest in the Company at $1,000 per unit for an aggregate purchase price of $100,000,000. The Offering commenced on January 24, 2002. On July 15, 2003, Post-Effective Amendment No. 11 to the Registration Statement was declared effective with the SEC and the Offering is being made pursuant to the final Prospectus dated July 15, 2003. Our underwriter, Global Express Securities, Inc., an NASD licensed broker-dealer, who is also an affiliate of the Manager, is offering and selling the units, but it may also engage other NASD broker-dealers and foreign dealers who agree to abide by the NASD rules to sell our units. As of November 14, 2003, the Company sold 14,544 units of membership interests in the Company, raising an aggregate of $14,543,836. Additionally, as of November 14, 2003, the Company has taken in other assets in the form of fractionalized interest in Trust Deeds of $34,528,402, resulting in an additional amount of 34,528 units issued or an aggregate of $49,072,239. The Company will continue to offer to the public units of membership interest in the Company in accordance with the terms and conditions of the Prospectus. Funds held by the Company that have not been used to make or acquire mortgage loans are deposited into an interest-bearing bank account. Investors are entitled to a pro-rata share of the short-term interest earned in such escrow account. The Company intends to continue to raise funds pursuant to the Offering and invest in mortgage loans where its collateral is real property located in the United States.

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

-----------
* Filed with this report

(b)   Reports on Form 8-K

None.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Global Express Capital Real Estate
                                   Investment Fund I, LLC


Date: November 24, 2003            By:   /s/ Connie S. Farris
                                       ----------------------------------------
                                       Connie S. Farris, Chief Executive Officer
                                       (Principal Executive Officer)


                                   By:  /s/ Lou Ann Kicker
                                       ----------------------------------------
                                       Lou Ann Kicker, Chief Financial Officer
                                       (Principal Financial Officer)